Form 10QSB
period 2002-09-30
EXPLORATIONS GROUP INC
filed 2002-11-15
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the fiscal quarter ended: September 30, 2002
                        Commission file number: 000-49864


                            EXPLORATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                   Delaware
                          (State or other jurisdiction of
                          incorporation or organization)

                                   65-1089222
                        (I.R.S. Employer Identification No.)

          2500 North Military Trail, Suite 225-D, Boca Raton, FL 33431
                    (Address of principal executive offices)
                                   (Zip code)

                                 (561) 997-1188
              (Registrant's telephone number, including area code)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X                   No ____
                                                 -----


     On November 13, 2002, the issuer had outstanding 2,009,051 shares of common stock, $.01 par value per share.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2002

                                      INDEX

                                                                       Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet (Unaudited)
  As of September 30, 2002.............................................  3
Statements of Operations (Unaudited)
  For the Three and Nine Months Ended September 30, 2002 and 2001....... 4
Statements of Cash Flows (Unaudited)
  For the Nine Months Ended September 30, 2002 and 2001................. 5

Condensed Notes to Financial Statements................................. 6-10

Item 2 - Management's Discussion and Analysis or Plan of
        Operations...................................................... 11-15

Item 3 - Control and Procedures......................................... 15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................... 16

Item 2 - Changes in Securities and Use of Proceeds....................... 16

Item 3 - Default Upon Senior Securities.................................. 16

Item 4 - Submission of Matters to a Vote of Security Holders............. 16

Item 5 - Other Information..............................................  17

Item 6 - Exhibits and Reports on Form 8-K...............................  17

Signatures..............................................................  17

Certifications .........................................................  18-19

                     Explorations Group, Inc. and Subsidiary
                             Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)


                                     Assets

Current Assets
  Cash                                                                                         $ 1,480
  Other current assets                                                                           3,240
                                                                                        --------------
Total Current Assets                                                                             4,720

Property and equipment, net                                                                     13,128
                                                                                        --------------
Total Assets                                                                                  $ 17,848
                                                                                        ===============

                  Liabilities and Stockholders' Deficiency

Current Liabilities
  Accounts payable                                                                            $ 17,422
  Accrued compensation                                                                          50,580
  Unearned revenues                                                                                208
                                                                                        --------------
Total Current Liabilities                                                                       68,210

Loans payable - related parties                                                                 33,296
                                                                                        --------------
Total Liabilities                                                                              101,506
                                                                                        --------------
Stockholders' Deficiency

  Preferred stock ($0.01 par value, 1,500,000 shares authorized,
    23,589 issued and outstanding)                                                                 236
  Common stock ($0.01 par value, 10,000,000 shares authorized,
    1,979,306 issued and outstanding)                                                           19,793
  Common stock issuable (29,745 shares)                                                            297
  Additional paid-in capital                                                                   355,906
  Accumulated deficit                                                                         (459,890)
                                                                                        ---------------
Total Stockholders' Deficiency                                                                 (83,658)
                                                                                        ---------------
Total Liabilities and Stockholders' Deficiency                                                $ 17,848
                                                                                        ===============

           See accompanying note to consolidated financial statements

                     Explorations Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                       For the Three Months Ended                 For the Nine Months Ended

                                                              September 30,                            September 30,

                                                               2002               2001            2002               2001


Revenues                                                   $ 60,944                $ -           $ 88,497         $ -
                                                          ----------              ---------     -----------       ----------
Operating Expenses
  Advertising                                                19,739                  -             45,579           -
  Compensation                                               46,827              2,012             97,070          2,012
  Contract Labor                                             19,459                  -             26,806           -
  General and administrative                                 19,504                300             53,088          1,470
  Studio Rental                                              22,783                  -             32,103           -
  Professional fees                                           2,445                  -             14,064          4,043
                                                         -----------             ----------     -----------       -----------

Total Operating Expenses                                    130,757              2,312            268,710          7,525
                                                         -----------            -----------     -----------       -----------
Loss from operations                                        (69,813)            (2,312)          (180,213)        (7,525)

  Interest Expense                                              (80)                 -               (407)          -
                                                         -----------            -----------     -----------       -----------

Net Loss                                                  $ (69,893)          $ (2,312)        $ (180,620)      $ (7,525)
                                                   =================  =================  =================  =================

Net loss per share - basic and diluted                      $ (0.04)           $ (0.00)           $ (0.10)           $ (0.01)
                                                   =================  =================  =================  =================

Weighted average number of shares outstanding
during the period - basic and diluted                     1,959,995          1,500,000          1,726,338          1,500,000
                                                   =================  =================  =================  =================


           See accompanying note to consolidated financial statements

                     Explorations Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                                                                        For the Nine Months Ended
                                                                                                              September 30,
                                                                                                ------------------------------------
                                                                                                        2002                  2001
                                                                                               ------------------------------------
Cash Flows From Operating Activities:
Net loss                                                                                            $ (180,620)            $ (5,513)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation                                                                                             645                    -
  Stock based consulting fees                                                                           22,979                    -

Changes in assets and liabilities
(Increase) decrease in:
  Other current assets                                                                                  (3,240)                   -

Increase (decrease) in:
  Accounts payable                                                                                       3,359                   24
  Accrued expenses                                                                                      50,580                    -
  Unearned revenue                                                                                         208                    -
                                                                                                ------------------------------------
Net Cash Used In Operating Activities                                                                 (106,089)              (5,489)
                                                                                                ------------------------------------
Cash Flows from Investing Activities:
  Purchase of propery and equipment                                                                    (13,773)                   -
                                                                                                ------------------------------------
Cash Flows from Financing Activities:
  Proceeds from sale of stock                                                                           53,169                    -
  Loan proceeds from related parties                                                                    67,129                6,500
                                                                                               ------------------------------------
Net Cash Provided By Financing Activities                                                              120,298                6,500
                                                                                                ------------------------------------
Net Increase in Cash                                                                                       436                1,011
Cash - Beginning of Period                                                                               1,044                  372
                                                                                                ------------------------------------
Cash - End of Period                                                                            $        1,480              $  1,383
                                                                                                ====================================

           See accompanying note to consolidated financial statements
                                       -5-

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                    CONDENSED NOTES TO FINANCIALS STATEMENTS


Note 1 - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001 and notes thereto contained in the Report on Form 10-SB, as amended, of Explorations Group, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

     The Company had been presented as a development stage company through March 31, 2002. Effective for the nine months ended September 30, 2002, the Company is no longer considered a development stage company since it has implemented its business plan and generated revenues from operations.

Note 2  Name Change of Subsidiary

     In February 2002, the Company changed the name of its subsidiary to Pop Starz, Inc.

Note 3  Loans Payable - Related Parties

     On February 11, 2002, the Company borrowed $5,000 from two related parties, the Tucker Family Spendthrift Trust ("TFST") and the Calvo Family Spendthrift Trust ("CFST"). The notes of $2,500 each were interest bearing at prime plus 2% and were due in one year. In June 2002, the Company converted these loans and accrued interest totaling $5,101 into 51,008 shares of common stock (see Note 5(D)). Additionally, through September 30, 2002, the Company borrowed an additional $18,000 from the TFST & CFST. These notes of $18,000 are interest bearing at prime plus 2% and are due in one year.

     On April 9, 2002, the Company signed a loan agreement to borrow up to $100,000 in $1,000 increments from the Yankee Companies, LLC ("Yankees"). The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one-year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), the Company amended its April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under the consulting agreement and the prior $100,000 loan agreement discussed above. The amendment also cancels the consulting agreement.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)


Note 3 - Loans Payable - Related Parties (Continued)

     In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of common stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of September 30, 2002, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights to the bonds were assigned by Yankees to the TFST and the CFST in equal shares. Through September 30, 2002, the Company had borrowed $41,189 under these promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock. (See Note 5 (C) and (D)).

Note 4 Employment Agreement

     In January 2002, the Company executed a five-year automatic renewing employment agreement with its president, which provides for annual cash compensation of $75,000 per year.

     In May 2002, the Company engaged a general counsel who was paid a base cash salary and $2,500 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's common stock is publicly traded, he was to receive 5,000 shares per month. On July 1, 2002, the agreement was amended. Effective July 1, 2002, as consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share, which is currently 50% (based on the number of clients for whom he is providing legal services) of (1) his current base salary of $700 per week in cash and (2) $400 per week in Common Stock. The equity portion is paid at the end of each month, and is paid by an equivalent amount of the Company's Common Stock calculated by using its average closing transaction price for the month then-ended.

     In July 2002, the Company engaged its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's Common Stock is publicly traded, he will receive 2,000 shares per month.

     Effective April 8, 2002, the Company entered into an agreement with three individuals (the "Directors") pursuant to which they will serve as corporate directors. The agreement is for a term of one year. As consideration for the director's services, the members of the Company's board of directors will each receive per month 1,250 shares of the Company's Common Stock plus 625 additional shares for service on the audit and executive committee, 313 shares for each additional committee of the board of directors on which they serve and 250 additional shares for each committee of the board of directors on which they serve as chair.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)


Note 5   Stockholders' Deficiency

         (A) Capital Stock Offering

     The Company offered up to 75,000 of the Preferred Stock at $2.00 per share or up to 1,500,000 common shares at $0.10 per share, for an aggregate $150,000 under a private placement. Prior to September 30, 2002, the Company received cash of approximately $53,000 and converted debt of $34,000 under the private placement, with the remaining $63,000 cancelled.

         (B) Conversion of Warrants to Convertible Debt

     On May 6, 2002 (the "Exchange Date"), the Company amended its April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under the consulting agreement and the prior $100,000 loan agreement discussed above. The amendment also canceled the consulting agreement. In exchange for the estimated 375,000 warrants issuable under the canceled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement are convertible into an amount of common stock of the Company equal to 20% of the total outstanding and reserved common stock after such issuance. The exchange was an exempt transaction pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended. All other terms of the loan agreement remain unchanged. Conversion may be effected in whole or in part. At the Exchange Date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the options cancelled and therefore, there was no charge or credit to operations for the exchange. On May 31, 2002, the rights to the bonds have been assigned by Yankees to the TFST and the CFST in equal shares.

         (C) Preferred Stock

     In May 2002, the Company authorized the issuance of up to 500,000 shares of Class A Non-Voting Convertible Preferred Stock ("Preferred Stock"). Holders have the right to dividends, when declared, at the rate per share twenty times that paid to common stockholders. Each share of Preferred Stock may be converted to 20 common shares. Such conversion rates are to be adjusted pursuant to any changes in capital structure.

         In June 2002, the Company sold 5,175 preferred shares for net proceeds of $10,350 based on a price of $2.00 per share.

     In June 2002, the CFST exchanged 251,313 shares of their Common Stock for 12,566 shares of Preferred Stock. At the exchange date, the fair market value of the issued Preferred Stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)



Note 5   Stockholders' Deficiency (Continued)

         (C) Preferred Stock (Continued)

     During June 2002, the Company issued 5,848 shares of preferred shares in exchange for debt amounting to $11,697. The shares were valued at the offering price of $2.00 per share resulting in no gain or loss on the transaction.

         (D) Common Stock

     On August 9, 2002, with the majority approval of its shareholders, the Company increased the authorized number of its common stock from 5,000,000 to 10,000,000 shares, $.01 par value.

     The Company has contractually agreed with two key employees that after the completion of two years of continued employment with Pop Starz (calculated as two years from the date of the first paycheck received from Pop Starz), they will each receive 10% (for an aggregate of 20%) of Pop Starz, Inc.'s outstanding shares of Common Stock as of that date.

         In June 2002, the Company sold 428,189 common shares for net proceeds of $42,819 at an offering price of $0.10 per share.

     During June 2002, the Company issued 192,978 shares of common stock in exchange for debt amounting to $19,299. The shares were valued at the offering price of $.10 per share resulting in no gain or loss on the transaction.

     In August 2002, the Company issued 28,375 common shares for debt of $2,837 based on the contemporaneous sales price of $0.10 per share, resulting in no gain or loss.

     During the nine months ended September 30, 2002, the Company issued 110,822 shares of common stock to consultants, employees and directors for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $22,979 or prices ranging from $.10 - $.50 per share based on the contemporaneous sale price. In connection with issuance of common shares for services, the Company recorded compensation expense of $10,479 and advertising and promotion expense of $12,500. As of September 30, 2002, 29,745 of these shares had not been issued. These shares are included in common stock issuable at September 30, 2002.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)


Note 5   Stockholders' Deficiency (Continued)

         (E) Stock Option Plan

     On April 8, 2002, the Board of Directors of the Company adopted a Non-Qualified Stock Option & Stock Incentive Plan (the "Plan") to provide added incentive for high levels of performance to officers, directors, employees, consultants, and independent contractors of the Company. Options granted under the plan are designed either as incentive stock options or as non-qualified stock options. The plan will terminate on April 8, 2012, unless earlier terminated.

     The Stock Option Plan authorizes options for the purchase of up to an aggregate of 250,000 shares of the Company's Common Stock. The Company grants non-qualified and incentive stock options. Non-qualified options may be granted to officers, employees, directors, consultants, independent contractors, or other service providers of the Company at an exercise price determined by the Stock Option Plan Committee of the Company's Board of Directors (the "Committee") which shall be at least equal to 100% of the fair market value of the Common Stock at the date of the grant. Incentive stock options may only be granted to officers, employees, and directors, who are also employees of the Company at an exercise price determined by the Committee, which shall not be less than 100% of the fair market value of the common stock at the date of grant and may not be less than 110% of the fair market value of the common stock at the date of grant if granted to an individual owning more than ten percent of the total combined voting power.

     Options are exercisable at dates and conditions determined by the Committee at the time of grant. However, an option may not be exercised after the expiration of 10 years from the date it is granted. In the case of incentive stock options, the term may not exceed five years if granted to an option holder owning more than ten percent of the total combined voting power. Through the date of the accompanying audit report, no stock options have been granted under the plan.

Note 6 Going Concern

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has minimal revenues, has a net loss of $69,893 for the three months ended September 30, 2002, has an accumulated deficit of $459,890 at September 30, 2002, has cash used in operations of $106,089 for the nine months ended September 30, 2002, and requires additional funds to implement its new business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     To address this situation, management is in the process of implementing its new business plan and conducted a nonpublic offering in June 2002, to raise additional funds. Management believes the actions it is taking allow the Company to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

OVERVIEW

     The following discussion should be read in conjunction with the Company's audited and interim consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-SB, as amended. The Company (through its operating subsidiary's predecessors and affiliates) historically engaged in the business of developing, operating, licensing and franchising large children's entertainment, restaurant, education and physical fitness centers. During 2001, the Company pursued discussions with several companies to develop programs in children's entertainment and education, but none of those discussions resulted in a definitive transaction. Because of its experience in these areas, the Company also sought to develop capabilities to provide consulting services to other companies interested in developing programs in these areas. When a licensee in New Jersey, closed, however whose operations were material to the proposed consulting activities, the proposed consulting enterprise was abandoned, and the Company instead developed the concept for Pop Starz' current operations.

     Because the Company has tried to minimize its operating expenses and is receiving access to office facilities, personnel and equipment in Boca Raton and Ocala, Florida on an as-needed cost basis (including the sublease of its office space in Boca Raton), its management believes that it can develop it's business with a minimum of capital requirements. Access to additional development capital, however, could materially increase the speed at which its current business plans could be developed. The bulk of any funds that become available to the Company through operating income or any other source during the next twelve months will probably be used to develop Pop Starz' Internet web presence and for marketing and advertising. Other than through the private placement that was concluded in June 2002 prior to the filing of the Company's registration statement, the Company has not developed plans to obtain additional capital through sales of its securities, having elected to defer such decision until it determines whether to expand.

     Management has taken steps to redirect the business focus to more profitable activities. At this time it is not possible to project what income or expenses will result from the Pop Starz' activities that are currently underway or the financial benefits to be gained from these activities.

PLAN OF OPERATION

     During the next twelve month period, the Company expects that all of its principal activities will involve development of the business of its wholly owned subsidiary, Pop Starz.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
                (Continued)

     The long-term development of Pop Starz is expected to involve at least three distinct phases, each contingent on the success of the preceding phases. During the initial phase, expected to take up to three years, Pop Starz intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. We are currently offering classes in 12 facilities and are concentrating on providing a complete schedule of classes that are fully enrolled. There are no additional costs involved in filling our current classes other than routine advertising expenses. If any additional classes become necessary (which cannot be determined at this time), the only costs involved would be any additional hourly facility use fees of up to $50 per hour and the fees for any additional instructors ($25-50 per class). Pop Starz is concentrating in particular on its dance program, and has begun the process of completing an application for a talent agency license in the State of Florida. The costs involved will be the application fees of $750 and the $200 cost of obtaining the required bond in the amount of $5,000. Pop Starz also expects to produce a Hip-Hop instructional video and to develop and market clothing, especially dance and exercise-related apparel and accessories, initially for use by its students but eventually for general retail sale, but has not yet begun to implement these enterprises and so costs cannot currently be determined.

     Predicated on the success of the initial phase, the second stage of Pop Starz' business development plan is expected to involve development of a franchise program in the State of Florida, limited to its dance and recreational programs, with modeling and talent agency services retained at the corporate level. The final phase of Pop Starz' business development plan, predicated on success of the second stage, is anticipated to involve expansion of the proposed franchise program on a national basis. Because of the material increase in marketing expenses and the recruitment of prospective franchisees as well as the personnel requirements associated with implementation of the second and third stages of Pop Starz' proposed business plans, such plans should be considered highly speculative at this time and costs estimates are not currently available.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     For the nine months ended September 30, 2001, our operations were nominal and consisted of operating expenses of $7,525 incurred in maintaining our corporate existence.

     For the nine months ended September 30, 2002, we generated revenue of $88,497 from our Pop Starz dance classes and workshops. For the nine months ended September 30, 2002, we incurred advertising expenses of $45,579, which included $12,500 incurred in connection with the production of a promotional video and website (www.popstarzinc.com). For the nine months ended September 30, 2002, we incurred compensation expense of $97,070, professional fees of $14,064, studio rental fees of $32,103 and contract labor of $26,806. We incurred other general and administrative expenses of $53,088, which consisted of $24,246 of expenses directly related to our Pop Starz classes and workshops, rent of $4,937 and other expenses.

     The Company reported losses for the nine months ended September 30, 2002 and 2001 of $180,620 and $7,525, respectively. This translates to a per share loss of $.01 and $.10 for the nine months ended September 30, 2002 and 2001, respectively.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS AND PLAN OF OPERATION
(Continued)

LIQUIDITY AND CAPITAL RESOURCES

     Throughout our contemplated operations, it is currently expected that Pop Starz will seek to limit capital expenses associated with its dance and recreational programs by holding them at facilities owned and operated by reputable health and fitness facilities.

     We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development, marketing and expenses related to the filing and preparation of our SEC filings.

     We are confident that through our revolving loan arrangements with Yankees (see below), and through income generated from operations, we will be able to meet our cash requirements and implement the initial phase of our business development plan, without required outside debt or equity funding. Yankees has committed to providing us with up to $100,000 in funding during the twelve months following the date of the Company's registration statement. In addition, we raised approximately $90,000 under a private placement that was concluded in early June 2002.

     To date, our other efforts to meet our cash requirements have included the following:

     On February 11, 2002, we borrowed $5,000 from the CFST and TFST. The notes of $2,500 each were interest bearing at prime plus 2% and were due in one year. These funds were used for working capital purposes. In June 2002, we converted these loans and accrued interest into 51,008 shares of common stock as follows based on the contemporaneous offering price of $0.10 per share.

                                             Amount of        Number of
                                             Loan Plus        Shares Received
Name of Noteholder                           Interest         Upon Conversion

Tucker Family Spendthrift Trust                   $2,550                25,504
Calvo Family Spendthrift Trust                    $2,550                25,504

     Additionally, through September 30, 2002, we borrowed an additional $14,500 and $3,500 from the TFST and the CFST, respectively. These notes are interest-bearing at prime plus 2% and are due in one year. These funds were used for working capital purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
                (Continued)

     On April 9, 2002, we signed a loan agreement with Yankees, to borrow up to $100,000 in $1,000 increments. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), we amended our April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under a consulting agreement and a prior loan agreement. The amendment also canceled the consulting agreement. In exchange for the estimated 375,000 warrants issuable under the canceled consulting agreement, we amended the loan agreement to to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of our common stock equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of September 30, 2002, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights of the bonds were assigned by Yankees to the TFST and the CFST in equal shares. Through September 30, 2002, the Company had borrowed $41,189 under these promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock based on a conversion price of $0.10 per share of Common Stock and $2.00 per share of Preferred Stock. These funds were used for working capital purposes.

     Sources of funding for implementation of stages two and three of Pop Starz' business development plan cannot be determined at present as such plans are extremely contingent on the success of the initial stage. In order to fund business activity beyond the initial phase, however, we will need to arrange additional financing and marketing efforts will depend on our ability to raise such additional financing. Specific plans related to any marketing which may occur in the later phases will be devised once financing has been arranged and management knows what funds will be available for these purposes.

     We currently have sufficient working capital to meet our operating requirements at least through September 2003.

GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. We have minimal revenues, have a net loss of $69,893 for the three months ended September 30, 2002, have an accumulated deficit of $459,890 at September 30, 2002, have cash used in operations of $106,089 for the nine months ended September 30, 2002, and requires additional funds to implement our new business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

     Management is taking steps to address this situation, however. We are in the process of implementing our new business plan and recently conduct a nonpublic offering to raise additional funds; in early June 2002, we raised proceeds of $53,169 from the sale of preferred and common stock in connection with that private placement. Additionally, debt amounting to $33,833 was converted into preferred and common shares. Our loan agreement with Yankees remains open as well. We believe the actions we are taking allow us to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Pursuant to Commission Rule 12b-23, the Company is incorporating by reference its response in Part II, Item 2 of Form 10-SB/A-5.

Item 2.  Changes in Securities

     In May 2002, the Company authorized the issuance of up to 500,000 shares of Class A Non-Voting Convertible Preferred Stock ("Preferred Stock"). Holders have the right to dividends, when declared, at the rate per share twenty times that paid to common stockholders. Each share of Preferred Stock may be converted to 20 common shares. Such conversion rates are to be adjusted pursuant to any changes in capital structure.

     In June 2002, the Company sold 5,175 preferred shares for net proceeds of $10,350 based on an offering price of $2.00 per share.

     In June 2002, the CFST exchanged 251,313 shares of their Common Stock for 12,566 shares of Preferred Stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the calculated common shares resulting in no charges to operations.

     During June 2002, the Company issued 5,848 shares of preferred shares in exchange for debt amounting to $11,697. The shares were valued at the offering price of $2.00 per share resulting in no gain or loss on the transaction.

     On August 9, 2002, with the majority approval of its shareholders, the Company increased the authorized number of its Common Stock from 5,000,000 to 10,000,000 shares, $.01 par value.

     The Company has contractually agreed with two key employees that after the completion of two years of continued employment with Pop Starz (calculated as two years from the date of the first paycheck received from Pop Starz), they will each receive 10% (for an aggregate of 20%) of Pop Starz, Inc.'s outstanding shares of Common Stock as of that date.

     In June 2002, the Company sold 428,189 common shares for net proceeds of $42,819 based on an offering price of $0.10 per share.

     During June 2002, the Company issued 192,978 shares of common stock in exchange for debt amounting to $19,299. The shares were valued at the offering price of $.10 per share resulting in no gain or loss on the transaction.

     In August 2002, the Company issued 28,375 common shares for debt of $2,837 based on the contemporaneous sales price of $0.10 per share, resulting in no gain or loss.

     During the nine months ended September 30, 2002, the Company issued 110,822 shares of Common Stock to consultants, employees and directors for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $22,979, at prices ranging from $.10 - $.50 per share based on the contemporaneous sale price. In connection with issuance of common shares for services, the Company recorded compensation expense of $10,479 and advertising and promotion expense of $12,500. As of September 30, 2002, 29,745 of these shares had not been issued. These shares are included in common stock issuable at September 30, 2002.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits and Index of Exhibits

              99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

              99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

                  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EXPLORATIONS GROUP, INC.
Dated:  November 14, 2002                         By:  /s/  Michelle Tucker
                                 President, Chief Executive Officer and Director

Dated:  November 14, 2002                         By:  /s/ Adam Wasserman
                                          Chief Financial Officer and Controller

CERTIFICATIONS

I, Michelle Tucker, the Chief Executive Officer of Explorations Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Explorations Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michelle Tucker
Michelle Tucker, Chief Executive Officer

CERTIFICATIONS

I, Adam Wasserman, Chief Financial Officer of Explorations Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Explorations Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer