Form 10KSB
period 2002-12-31
EXPLORATIONS GROUP INC
filed 2003-03-31
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                Annual report pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934, as amended
                  For the fiscal year ended December 31, 2002

                                    000-49864
                             Commission File Number

                            Explorations Group, Inc.
               (Name of Small Business Registrant in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   65-1089222
                     (I.R.S. Employer Identification Number)

               2500 North Military Trail, Suite 225-D; Boca Raton,
                  Florida 33431 (Address of principal executive
                           offices including zip code)

                 (561) 998-2032 (Registrant's telephone number)

                 Not Applicable (Former address of our Company)

           Securities registered under Section 12(b) of the Act: None

    Title of each class: None Name of each exchange on which registered: None

       Securities Registered under Section 12(g) of the Act: Common Stock,
                        $0.01 par value (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (December 31, 2002) have been filed. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

     State Registrant's revenues for its most recent fiscal year: $ 128,283 (for year ended December 31, 2002)

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $0 based on a last transaction price of $0 as of December 31, 2002, there being 606,944 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 2,100,136 shares of common stock, as of March 31, 2003.

                             Available Information.

     The public may read and copy any materials filed by Explorations Group, Inc. ("our Company") with the Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our Company and other issuers that file reports electronically with the Commission, at http://www.sec.gov.

                 Caveat Pertaining to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties.
These forward-looking statements may be affected, either positively or negatively, by various factors. Information concerning potential factors that could affect our Company is detailed from time to time in our Company's reports filed with the Commission. This report contains forward-looking statements relating to our Company's current expectations and beliefs. These include statements concerning operations, performance, financial condition and anticipated growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties that are beyond our Company's control. Should one or more of these risks or uncertainties materialize or should our Company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

                                Table of Contents

Part              Item              Page
Number            Number            Number           Caption

I                 1                 3                Description of Business
                  2                 9                Description of Property
                  3                 9                Legal Proceedings
                  4                 10                Submission of Matters to a
                                                     Vote of Security Holders
II                5                 10               Market for Common Equity
                                                     and Related Stockholder
                                                     Matters
                  6                 12               Management's Discussion and
                                                     Analysis or Plan of
                                                     Operation
                  7                 24               Financial Statements
                  8                 37               Changes In and Disagreement
                                                     With Accountants on
                                                     Accounting and Financial
                                                     Disclosure
III               9                 37               Directors, Executive
                                                     Officers, Promoters and
                                                     Control Persons;
                                                     Compliance With Section 1
                                                     6(a) of the Exchange Act
                  10                40               Executive Compensation
                  11                43               Security Ownership of
                                                     Certain Beneficial Owners
                                                     and Management and Related
                                                     Stockholder Matters
                  12                45               Certain Relationships and
                                                     Related Transactions
                  13                46               Exhibits and Reports on
                                                     Form 8-K
                  14                48               Controls & Procedures

Signatures                         48

Certifications                      50

Additional Information              52

Exhibits                            53

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

Business Development During the Last Three Years

     Explorations Group, Inc. (the "Company") is a Delaware corporation with one operating subsidiary, Pop Starz, Inc., a Florida corporation ("Pop Starz" or "our operating subsidiary").

     The Company was incorporated on February 12, 2001, to operate as a Delaware holding company with a Florida subsidiary. On that same date, all of the securities of Explorations of Boca Raton, Inc. a Florida corporation ("Explorations"), became, without required exchange, identical securities in the Company pursuant to a reorganization, and Explorations' board of directors and stockholders changed its name to Explorations Entertainment & Education, Inc. ("Explorations Entertainment") to more accurately reflect the change of its intended activities. During 2001, Explorations Entertainment pursued discussions with several companies to develop programs in children's entertainment and education, but none of those discussions resulted in a definitive transaction. Because of its experience in these areas, Explorations Entertainment also sought to develop capabilities to provide consulting services to other companies interested in developing programs in these areas. When an Explorations Entertainment licensee in New Jersey closed, whose operations were material to the proposed consulting activities, the proposed consulting enterprise was abandoned.

     In February 2002, Explorations Entertainment decided to pursue a new direction and its name was changed to Pop Starz, whose current activities are described more fully below ("The Company's Current Business"). The

Company's and Pop Starz' principal executive offices are located at 2500 North Military Trail, Suite 225-D; Boca Raton, Florida 33431.

     The Company has not been involved in any bankruptcy, receivership or similar proceeding.

The Company's Current Business

     Through our operating subsidiary Pop Starz, the Company is engaged in the business of operating high energy dance training centers, currently concentrating on the musical genre popularly referred to as "Hip Hop." Pop Starz' ultimate goal is the development and operation of dance and talent development programs (dance, acting and voice) throughout Florida and nationally, combining the functions of traditional dance and exercise facilities with training in modeling, drama and voice development, and providing participants of all ages with an opportunity to participate in professional entertainment opportunities.

     Pop Starz' current operations are in the development stage and follow approximately seven years of operations by its predecessors and their affiliates involving large children's entertainment and physical fitness centers, one of which was owned by our operating subsidiary and operated by the Company's president in Palm Beach County, Florida, and others that were owned and operated by third parties under licenses or franchises from our operating subsidiary.

     Pop Starz' current operations do not rely on fixed centers or personnel; rather, facilities are rented on an hourly basis, as required, and personnel are engaged to teach classes, on an hourly basis, as required. Management believes that such arrangements provide Pop Starz with the flexibility to maximize the quality and diversity of the services offered while keeping costs carefully contained.

         Facilities

     Classes are offered in the aerobic workout rooms of 14 existing health clubs, rented by Pop Starz on an hourly basis. Pop Starz currently has arrangements with Bally Total Fitness ("Bally's") for use of facilities at designated health clubs in Dade, Broward and Palm Beach counties in Florida, and with Zone Fitness in Coral Gables, Florida, and the Grid Iron in Weston, Florida. Generally, facility use is on an hourly basis at up to $50 per hour and no competing events may be held at facilities used by Pop Starz. The arrangement Pop Starz has with these facility providers is solely for the use of space. Pop Starz is permitted, however, to place promotional flyers within each facility. Participants also enroll in the classes as a result of Pop Starz' advertisements in local newspapers and on radio as well as through word of mouth from satisfied class participants and their parents.


         Pop Starz' Classes

     Pop Starz' offers a variety of classes currently focusing on "Hip Hop." There are six separate, eight-week class sessions per year. Class times depend on the availability of aerobics rooms at each location where classes are offered. Classes are currently being offered at 14 locations in South Florida in Dade, Broward and Palm Beach counties.

     Pop Starz started its first classes on May 20, 2002. Pop Starz offices are closed and no classes were scheduled during the following holidays: Memorial Day, May 27, 2002; Independence Day, July 4, 2002; Thanksgiving Break, November 28 and 29, 2002; Winter Holiday Break, December 24, 2002 thru January 1, 2003.

     Classes are divided into three groups, based on goals: (1) recreational and exercise classes; (2) performance level classes; and (3) production troupe classes. Classes are further subdivided in each group by age and experience levels.

     (1) Recreational and exercise classes are divided into the following subgroups: "Lil Pop Starz," ages three to five; "Pop Starz I" (beginners), ages six to nine; and "Pop Starz II" (intermediate), ages six to twelve. Classes are taught by pre-qualified independent contractors in the aerobic facilities of the health clubs discussed above. Each class is expected to include at least twenty participants. Each participant attends two, one-hour classes per week.

     (2) Performance level classes are divided into the following subgroups: ages eight to twelve, ages thirteen to seventeen, and ages eighteen through adult. Classes are limited to not more than thirty participants per sixty minute session, with attendance at two sessions per week required. Classes are currently taught by Pop Starz' instructors in the aerobic facilities of the health clubs discussed above.

     (3) Production troupe classes are divided into the following subgroups: ages nine to thirteen, ages fourteen to seventeen, and ages eighteen through adult. Classes are limited to not more than twenty-five participants per ninety minute session, with attendance at two sessions per week required. All classes are held at a single central location, currently located in South Beach, Miami. All production troupe classes are currently taught by Tawanna Hall-Charlton, Pop Starz' artistic director. The performance level is designed for participants who seek to prepare for careers in dancing.

     Tuition (in addition to a $40 registration charge) is $180 per recreational & exercise session, $185 per performance group session and $185 per production troupe session. Registration and tuition payments are due 10 days prior to the new session, with a $20 charge assessed for late payments. In the recreational & exercise sessions, a tuition discount of $30 is granted to the first additional sibling in the same class and a tuition discount of $50 is granted to the second additional sibling in the same class. All fees for Session V (May 1 - June 30) were pro-rated due to the May 20 start date. Normally, partial session enrollment is not permitted. Due to the number of new applicants who are enrolling, currently enrolled students are given priority, with waiting lists established until there is a sufficient number of children to add classes (usually 10 children minimum per class required).

     The following information concerning Pop Starz' classes also currently appears at its website, www.popstarzinc.com:

Open Registration Classes - classes in which anyone may enroll - include the following:

     Li'l Pop Starz(TM), 3 years - 5 years; Pop Starz(TM) I, 6 years - 9 years (beginners); Pop Starz(TM) II, 6 years - 12 years (intermediate); Pop Starz(TM) Performance Teenz, 13 years - 17 years; and Pop Starz(TM) Performance Adultz, 18 years - adult

     Class Registration by Invitation - this class requires that, because of their age, participants be screened for skill levels to determine if this class is appropriate for them:

         Pop Starz(TM) Performance Kidz, 8 years - 12 years.

     Participants Auditioned by Darrin Henson - a prerequisite to enrollment is a successful audition with Darrin Henson:

         Pop Starz(TM) Production Troupe Kidz, 9 years - 13 years; Pop Starz(TM) Production Troupe Teenz, 14 years - 17 years; and Pop Starz(TM) Production Troupe Adultz, 18 years - adult.

These classes are all described more fully immediately below.

         Pop Starz(TM) Class Descriptions:

     Li'l Pop  Starz(TM),  3 years - 5  years.  Length  of  Class:  55  minutes.
Prerequisites: None. Class Description: This beginner's class provides an introduction to Hip Hop music and movement, incorporating basic combos into games. Lil Pop Starz provides children with the fundamentals of pop dance and performance.

     Pop Starz(TM)I, 6 years - 9 years (beginners). Length of Class: 55 minutes.
Prerequisites: None. Class Description: This beginner's class is open to elementary students with little or no hip hop dance training. Children are given fundamental combos as well as basic routines to introduce the core movements of today's pop artists.

     Pop Starz(TM)II, 6 years - 12 years (intermediate). Length of Class: 55 minutes. Prerequisites: None. Class Description: An intermediate level class, Pop Starz II is a high energy fusion of hip hop/pop dance routines, preparing young starz for performance level classes. This class is designed both for children considering going into the entertainment field and for children just looking for fun with learning hip hop moves.

     Pop Starz(TM)Performance Kidz, 8 years - 12 years. By invitation only. Length of Class: 120 minutes. Class Description: These classes serve as "Prep School" for Pop Starz Production Kidz. Under the direction of Pop Starz' instructors, dancers work with top level choreographers and instructors, giving the starz a chance to shine. Technique is emphasized while students learn challenging routines. They are offered the opportunity to perform in community venues, as well as local shows. This class is a must for anyone searching for professional level training.

     Pop Starz(TM)Performance Teenz, 13 years - 17 years. Pop Starz(TM)Performance Adultz 18 years - adult. Length of Class: 120 minutes.
Prerequisites: None. Class Description: Although these classes are open-registration, they do serve as training for Pop Starz Production Troupes. Students are also given the opportunity to audition every September for the Company's Production Troupes, judged by Darrin Henson, MTV's Award winning choreographer. Mr. Henson choreographed for N'Sync, Brittany Spears, Jennifer Lopez and Jagged Edge, just to name a few. He will be judging all of the Production Troupe dancers. This performance level is also great for teenz and adultz not interested in performing, but who enjoy learning from top choreographers and instructors in the industry. Students will have the opportunity, if they choose, to perform in community venues as well as local fairs and festivals.

     Pop Starz(TM) Production Troupe Kidz, 9 years - 13 years; Pop Starz(TM) Production Troupe Teenz, 14 years - 17 years, and Pop Starz(TM) Production Troupe Adultz, 18 years - adult. Length of Class: 120 minutes. Prerequisites:
Auditioned by Darrin Henson. Class Description: top level super starz, Pop Starz Production Troupes are headed by Artistic Director and South Florida choreography celebrity Tawanna Hall-Charlton. Her innovative choreography has gained her acclaim through such venues as the nationally televised Hip Hop Source Awards, as well as a featured spot in the Darrin Henson's Dance Grooves Tour. Pop Starz Productions, through its agency affiliates, not only tour, audition and perform with artists, but its also featured in music videos, TV spots and national commercials. Talent participants are given the tools and avenues to actually work within the industry. Participating in castings, shows and celebrity events, Pop Starz Productions cultivates and supports the careers of up and coming starz.

Pop Starz Production Company Performances

     As  a  material   subsequent  event,  the  Pop  Starz  Production   Company
participated or is scheduled to particpiate in the following events:

Sponsor                             Event                                               Date
-------                             -----                                               -----
Special Olympics                    Special Olympics                                    March 2, 2003
Match Point                         International Tennis Championships                  March 3, 2003
Match Point                         International Tennis Championships                  March 8, 2003
Radio Disney                        Disney Event                                        March 9, 2003
Telemundo                           Callo Ocho                                          March 21, 2003
Miami Heat                          Miami Heat Half-Time Show                           March 21, 2003
Westview Country Club               Ricky Williams Celebrity Golf Tournament            March 24, 2003
Broward County Schools              MADD About Music for All                            March 25, 2003
Bocair Country Club                 Black Tie Event                                     March 31, 2003
Miami                               Miami Nationally Sponsored Event                    April  3, 2003
YMCA                                Boca Event                                          April 5, 2003
Clematis Street                     Clematis Street Event                               April 6, 2003
Y100 Radio Station                  Wing Ding                                           April 12, 2003


Instructors

     Instructors for the recreational and exercise session are independent contractors and are paid between $25 and $40 per class. The instructors for the production troupe and performance level are who are paid up to $50 per hour. In addition:

     Artistic Director, Tawanna Hall-Charlton is paid $900 per week, payable in accordance with Pop Starz' usual schedule beginning with the 1st quarter of 2003.

     Pop Starz also retains major choreographers for special projects. Darrin Henson, the star of Showtime's Soul Food, MTV's choreographer of the year and choreographer for Brittany Spears, Jennifer Lopez, Jagged Edge, N'Sync and other top Hip Hop groups, conducted a full day workshop for Pop Starz students on April 20 and half a day workshop April 21, 2002, which also featured choreographers Antoine Jenkins, George Hubela (whose clients include Billy Crawford, Pink Profule and Chyanne), Chuck Maldonado (whose clients include Left Eye, Blaque and TLC) and Tawanna Hall-Charlton, Pop Starz' artistic director and the choreographer for the Hip Hop source awards. Similar workshops by Mr. Henson were held on September 21 & 22, 2002, with a planned full day workshop on April 13, 2003. Fees paid celebrity choreographers are negotiated on a case by case basis.

Status of Any Publicly Announced New Product or Service

     Except as described above, the Company has no publicly announced new products or services. As of the date of this Report, Pop Starz has three (3) facility use agreements covering up to 14 facilities in the Florida counties of Dade, Broward and Palm Beach, copies of most such agreements were filed as exhibits to our Company's Form 10-SB and the remaining two agreements are being filed as exhibits to this Report. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits". Exhibit 10.9 covers the 11 facilities with Bally's. Pursuant to paragraph 5 of Exhibit 10.9 (titled "Independent Contractor Agreement"), Pop Starz pays Bally's $50 per hour of classes held in Bally's facilities.

     Competitive Business Conditions and the Company's Competitive Position in the Industry and Methods of Competition

     The Company assumes that direct competitors for Pop Starz' services exist and anticipates that they will increase. As of the date of this Report, it believes that Pop Starz' principal local competitors are Hip Hop Kidz, Inc., and Street Jam, Inc. Indirect competition is intense in the form of traditional dance studios, modeling agencies and aerobic classes. Pop Starz will indirectly compete against a wide variety of concepts vying for family leisure time and recreational spending. These competing concepts encompass a broad spectrum of child recreational opportunities, including school programs, after-school athletic programs and specialty children's and young adults' social programs (e.g., scouting, etc.).

     Pop Starz initially expects to concentrate on the "Hip Hop" performance segment of the children's and young adults' entertainment and recreational industries, targeting children ages 1 to 15. Those industries are highly fragmented and consists largely of local individually owned and operated dance and aerobic studios and modeling agencies. Pop Starz' future revenues will to a significant extent depend upon its ability to anticipate and respond to changes in consumer tastes, government regulations and technology, and to assemble instructional teams that can implement responses to such factors for its participants effectively and on a reliable and cost efficient basis. The performance of its instructional programs may be affected by a variety of local factors such as the location of competing facilities, labor and employee benefit costs and the availability of experienced instructors and hourly employees.

     Many of Pop Starz' competitors will have longer operating histories, substantially greater name recognition and more extensive financial, technical, marketing, sales and distribution resources than Pop Starz.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

         None of the Company's proposed activities rely on raw materials.

Dependence on One or a Few Major Customers

     The Company's current operations rely significantly on the limited number of its instructors and participants; however, as its marketing efforts increase, the Company anticipates that no client will account for more than 5% of its income, expenditures or time.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts Including Duration

     Pop Starz has obtained a Florida trademark in the Education & Entertainment Class 0041, covering the name "Pop Starz" for a number of its services, copies of which are were filed as exhibits to our Company's Form 10-SB. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits". The application, dated March 7, 2002, was filed on March 12, 2002 and was registered for use on March 21, 2002. This will provide protection from unauthorized use for a period of ten years, subject to renewal for an additional ten years. Florida Trademark Application Number T02000000333. First use of the mark was February 20, 2002. Under certain circumstances courts may decline to enforce it against a party infringing it that overcomes the presumptions under which it was granted.

     Pop Starz was approved for a federal trademark on February 4, 2003, covering the name "Pop Starz" for a number of its services in the Education & Entertainment International Class 041, a copy of the application was filed as an exhibit to our Company's Form 10-SB. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits".

     In the future, the Company believes that it will probably develop proprietary intellectual property. In case of development of any such intellectual property, the Company's management anticipates that it will promptly file for and obtain available protection under state, federal and international regulatory processes and procedures; however, no assurances can be provided that any such intellectual property will be developed by or for the Company, or that if developed, intellectual property rights will be obtained, or that if obtained, they will be effectively protected.

Need for Any Government Approval of Principal Products or Services.

     The Company does not believe that its anticipated services will be subject to any government regulation specific to such services.

Effect of Existing or Probable Governmental Regulations on the Business

     Our operating subsidiary was previously subject to regulation by the United States Federal Trade Commission, the Federal Communications Commission, the Justice Department, the Department of the Interior and comparable state agencies because of its subsidiary's franchise-related activities. However, all operations involving such activities have been terminated without ever having experienced associated regulatory problems other than the costs of monitoring and complying with existing regulations, which was expensive and time consuming. In addition, our operating subsidiary's management was required to expend significant resources to obtain required regulatory clearance and the delays incident thereto may have deprived our operating subsidiary of potential opportunities. Because such regulations also applied to our operating subsidiary's competitors, however, they merely tended to make all participants in the industry less effective, rather than affecting our operating subsidiary's competitive business posture.

     As a result of the filing of a registration statement on Commission Form 10-SB, the Company is subject to applicable provisions of federal and state securities laws, especially with reference to periodic reporting requirements. In addition, the operations of the Company and its operating subsidiary are subject to regulations normally incident to business operations (e.g., occupational safety and health acts, workers' compensation statutes, unemployment insurance legislation, and income tax and social security related regulations). Other than those regulations, the Company does not anticipate that its operations will be subjected to any special regulatory requirements.

     Our operating subsidiary's former operations were subject to various federal, state and local laws and regulations affecting operations, including those relating to the use of video and arcade games, the preparation and sale of food and beverages and those relating to building and zoning requirements. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Formerly, our operating subsidiary's operations were subject to federal and state franchise, licensing and business opportunity sale regulations. Pop Starz' operations are expected to eventually involve state regulation as a modeling and talent representation agency.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities is Borne Directly by Customers

     During the last two years, the Company has expended no funds in research and development activities. Such expenses, if incurred in the future, will be passed along to clients indirectly in the form of components of the Company's pricing decisions.

Costs and Effects of Compliance  with  Environmental  Laws  (Federal,  State and
Local)

     To the best of management's knowledge, the Company has not and will not be required to directly incur material expenses in conjunction with federal, state or local environmental regulations; however, like all other companies, there are many incalculable indirect expenses associated with compliance by other entities that affect the prices paid by the Company for goods and services.

Number of Total Employees and Number of Full Time Employees

     The Company currently has one full time employee (its president) and also retains a part-time securities counsel and a part-time chief administrative officer. It does not anticipate hiring any other full time employees, other than administrative personnel required for bookkeeping purposes, and management personnel required to coordinate and supervise its independent contractor consultants. All other personnel will be retained on an as needed, project by project, part time basis as independent contractors. Pop Starz currently employs its president on a full time basis at an annual salary of $75,000, payable solely from operating profits, all of which will be accrued until sufficient profits from operations become available.

     Instructors for the recreational and exercise session are independent contractors and are paid between $25 and $40 per session. The instructors for the production troupe and performance level who are paid $50 per hour. Pop Starz also retains celebrity choreographers for special projects and fees paid celebrity choreographers are negotiated on a case by case basis.

     Management is of the opinion that required employees and contractors are readily available at competitive prices. The Company has no union labor contracts.

ITEM 2.           DESCRIPTION OF PROPERTY.

     The Company and Pop Starz currently share office facilities and administrative personnel in Boca Raton, Florida, provided either without charge or at cost by Carrington Capital Corp., a Florida corporation whose chief executive officer, Michelle Tucker, is also the Company's president. The addresses, telephone and facsimile numbers available to the Company as described above are The Crystal Corporate Center, 2500 North Military Trail, Suite 225-D; Boca Raton, Florida 33431; telephone number (561) 998-2032; facsimile number
(561) 998-3425. Pop Starz currently pays approximately $1,700 per month for rent directly to the landlord, Gaedake Holdings as subleased from Carrington Capital Corp.

Investment Policies

     The Company does not currently have any investments in real estate and has no plans to make any such investments in the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS.

     On or about May 24, 2002, Pop Starz and Mrs. Tucker (individually), filed a complaint in the Circuit Court for Palm Beach County, Florida, against Suzanne Stone (individually) and Hip Hop Kidz, Inc. The original complaint has been amended and alleges one count for slander - based on statements made by defendant Stone individually and in her capacity as president of Hip Hop Kidz, Inc., which operates a business similar to Pop Starz. The complaint seeks compensatory and punitive damages against the defendants jointly and severally in an amount to be established at trial, and contains a jury demand. The defendants have filed an answer denying the material allegations of the complaint and asserting various affirmative defenses, and have filed a motion to strike the claim for punitive damages as premature.

     On or about May 28, 2002, Pop Starz and Mrs. Tucker (individually), filed a complaint in the Circuit Court for Palm Beach County, Florida, against Craig Clayton. The complaint alleges a cause of action for slander based on statements made by defendant Clayton. The complaint seeks compensatory and punitive damages against the defendant in an amount to be established at trial, and contains a jury demand. A default has been entered against the defendant for failure to respond to the complaint in a timely manner, and a non jury trial on damages has been set for June 10, 2003.

ITEM 4.           SUBMISSION OF MATTERS TO SECURITY HOLDERS.

                    No matter was  submitted  during  the  fourth  quater of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     During the period covered by this Report, there was no public trading market. The Company anticipates that its Common Stock will be authorized for trading on the over the counter electronic bulletin board system operated by the National Association of Securities Dealers Inc. (the "OTC Bulletin Board" and the "NASD," respectively), upon compliance with Commission Rule 15c2-11.


Holders.

     The number of record holders of the Company's Common Stock, par value $0.01 (its sole class of common equity) as of the close of business on December 31, 2002, was approximately 79.

Dividends.

     The Company has not declared any dividends on its Common Stock and does not expect to do so at any time in the foreseeable future. There are currently no restrictions on the Company's ability to declare dividends in the future, other than restrictions applicable to all Delaware corporations involving the source of funds for payment of dividends and their effects on the Company's solvency. In the future, the Company expects that a portion of its expansion and development capital may be in the form of loans from financial institutions, in which case it is likely that such institutions would require restrictions on the payment of dividends based on traditional financial ratios designed to predict the Company's ability to repay such loans. However, no specific predictions as to any such restrictions can be made at this time.

Securities Authorized for Issuance under Equity Compensation Plan

     On April 8, 2002, the board of directors approved a stock option plan for 2002, which was approved by the stockholders by written consent in lieu of annual meeting of stockholders on April 8, 2002. A copy of the plan is filed as an exhibit to this Report. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits".

     The following table illustrates the compensation plan under which equity securities of our Company are authorized for issuance:

Plan Category                       Number of                 Weighted average          Number of securities
                                    securities to be          exercise price of         remaining available for
                                    issued upon exercise of   outstanding options,      future issuance
                                    outstanding options,      warrants and rights
                                    warrants and rights

Equity compensation plans
approved by security holders                0                          0                250,000

Equity compensation plans not
approved by security holders                0                          0                0

Total                                       0                          0                250,000



Amounts of common equity subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company

     As of December 31, 2002, the Company had 1,384,288 shares of its Common Stock reserved for issuance in conjunction with current obligations to issue additional shares in the event that currently outstanding convertible bonds or shares of the Company's Class A Non-Voting, Convertible Preferred Stock, are converted into Common Stock. The following table provides summary data concerning such options and warrants:

Designation                         Nature of                 Exercise or               Number of Shares
or Holder                           The Security              Conversion Price          Currently Reserved
---------                           ------------              ----------------          ------------------
TFST and CFST                       Convertible Bond          $50,000 total              (1)
Stock Plan (2)                      Options (2)               (2)                       250,000 shares (2)
(3)                                 Preferred Stock           (3)                       471,780


(1) The number of shares cannot be determined with certainty as of the date of this Report; rather, the the bondholders have the right to convert an aggregate of $50,000 in principal of the Company's convertible bonds held by them for shares of the Company's Common Stock equal to 20% of the Company's outstanding and reserved shares of Common Stock, measured immediately after conversion is completed. For purposes of the Table, it is assumed that only the shares currently outstanding or reserved would be outstanding or reserved at the time of conversion (an improbable scenario). Consequently, the total shares currently outstanding + the shares currently reserved other than for the Company's convertible bonds, the sum of the two numbers would be divided by 4 and rounded up or down based on proximity to the next whole number, which would equal the shares issuable to the bondholders (20% of the total that would be outstanding following conversion). If the bondholders converted in full as of December 31, 2002, the number of common shares issuable would have been approximately 662,500.

(2) Represents the shares issuable pursuant to the Company's stock plan approved by the Company's board of directors on April 8, 2002, and ratified by the holders of a majority of the Company's outstanding Common Stock at the annual meeting of the Company's stockholders held on April 8, 2002.

(3) The Calvo Family Spendthrift Trust currently holds 101,849 shares of the Company's Common Stock and 23,589 shares of the Company's Class A Non-Voting, Convertible Preferred Stock, which are convertible, without payments of any kind, into 471,780 shares of the Company's Common Stock. However, conversion for the rights are limited by the requirement that the Calvo Family Spendthrift Trust, together with its trustee and beneficiaries may not, in the aggregate, at any time, hold more than one share less than 5% of the Company's outstanding Common Stock. The Calvo Family Spendthrift Trust has as its beneficiaries Cyndi Calvo, her husband William A. Calvo, III, and William A., IV, Alexander Nicholas and Edward Patrick, their minor sons. Cyndi Calvo is the sole trustee who holds voting and investment power for the shares owned by the Trust.

Amounts of common equity that could be sold pursuant to Rule 144 under the Securities Act

         As of December 31, 2002, 2,085,726 shares of the Company's Common Stock were outstanding, of which:

         *        0 are recognized as free trading by the Company;

         * 2,085,726 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Rule 144.

     Of the 2,085,726 shares that the Company has instructed its transfer agent to treat as restricted:

         * 1,500,000 were issued prior to December 31, 2001, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to the greater of 1% of the total outstanding Common Stock, or the average weekly trading volume during the four week period preceding the sale;

         * 270,875 were issued to persons that do not appear to be affiliates of the Company prior to December 31, 2000, and consequently may be sold by holders that have not been affiliates of the Company for a period of at least 90 days, under the more liberal provisions of Commission Rule 144(k) ("Rule 144[k]"), which dispense with the volume, public information and manner of sale conditions.

         Pursuant to the provisions of Rule 144(e), permissible sales of securities thereunder are determined as follows:

Sales by  affiliates:

          If restricted or other securities are sold for the account of an affiliate of the Company (officers, directors, other control persons or their affiliates, and persons who have been affiliates within the preceding 90 days), the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, shall not exceed the greater of:

          * one percent of the shares or other units of the class outstanding as shown by the most recent report or statement published by the Company, or

          * the average weekly reported volume of trading in such securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice required by Rule 144 (h), or if no such notice is required the date of receipt of the order to execute the transaction by the broker or the date of execution of the transaction directly with a market maker, or

          * the average weekly volume of trading in such securities reported through the consolidated transaction reporting system contemplated by Rule 11Aa3-1 under the Securities Exchange Act of 1934 during the four-week period specified above.


Sales by non-affiliates:

          The amount of restricted securities sold for the account of any person other than an affiliate of the Company, together with all other sales of restricted securities of the same class for the account of such person within the preceding three months, shall not exceed the amount specified in the paragraphs above for affiliates, unless the conditions in Rule 144 (k) are satisfied (two, rather than one, year holding period).

Determination of Amount:

          For the purpose of determining the amount of securities specified above (the "Permitted Volume"), the following provisions apply:

           * Where both convertible securities and securities of the class into which they are convertible are sold, the amount of convertible securities sold is deemed to be the amount of securities of the class into which they are convertible for the purpose of determining the aggregate amount of securities of both classes sold;

           * The amount of securities sold for the account of a pledgee thereof, or for the account of a purchaser of the pledged securities, during any period of three months within one year after a default in the obligation secured by the pledge, and the amount of securities sold during the same three-month period for the account of the pledgor may not exceed, in the aggregate, the Permitted Volume.

        * The amount of securities sold for the account of a donee thereof during any period of three months within one year after the donation, and the amount of securities sold during the same three-month period for the account of the donor, shall not exceed, in the aggregate, the Permitted Volume.

        * Where securities were acquired by a trust from the settlor of the trust, the amount of such securities sold for the account of the trust during any period of three months within one year after the acquisition of the securities by the trust, and the amount of securities sold during the same three-month period for the account of the settlor, shall not exceed, in the aggregate, the Permitted Volume.

        * The amount of securities sold for the account of the estate of a deceased person, or for the account of a beneficiary of such estate, during any period of three months and the amount of securities sold during the same period for the account of the deceased person prior to his death shall not exceed, in the aggregate, the Permitted Volume; provided, that no limitation on amount shall apply if the estate or beneficiary thereof is not an affiliate of the Company;

        * When two or more affiliates or other persons agree to act in concert for the purpose of selling securities of a Company, all securities of the same class sold for the account of all such persons during any period of three months shall be aggregated for the purpose of determining the limitation on the amount of securities sold;

Securities excluded:

          The following sales of securities need not be included in determining the amount of securities sold in reliance upon this section:

          * Securities sold pursuant to an effective registration statement under the Securities Act;

          * Securities sold pursuant to an exemption provided by Regulation A under the Securities Act; and

          * Securities sold in a transaction exempt pursuant to Section 4 of the Securities Act and not involving any public offering.

     Because a major theoretical component of securities pricing involves supply and demand, sales in reliance on Rule 144 will increase the supply and, unless there is a corresponding increase in demand, can be expected to result in lower prices.

Penny Stock Rules

     Exchange Act Section 15(g) requires brokers and dealers to make risk disclosures to customers before effecting any transactions in "penny stocks". It also directs the Commission to adopt rules setting forth additional standards for disclosure of information concerning transactions in penny stocks.

         Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(a) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is:

         (i) registered and traded on a national securities exchange meeting specified Commission criteria:

         (ii)  authorized   for  quotation  on  the  National   Association   of
               Securities  Dealers,   Inc.'s  ("NASD")  automated   inter-dealer
               quotation system ("NASDAQ"):

         (iii) issued by a registered investment company:

         (iv) excluded, on the basis of price or the issuer's net tangible assets, from the definition of the term by Commission rule: or

         (v)   excluded from the definition by the Commission.

     Pursuant to Section 3(a)(51)(b), securities that normally would not be considered penny stocks because they are registered on an exchange or authorized for quotation on NASDAQ may be designated as penny stocks by the Commission if the securities are traded off the exchange or if transactions in the securities are effected by market makers that are not entering quotations in NASDAQ.

     Rule   3(a)(51)-1  was  adopted  by  the  Commission  for  the  purpose  of implementing the provisions of Section 3(a)(51). Like Section 3(a)(51), it defines penny stocks by what they are not. Thus, the rule excludes from the definition of penny stock any equity security that is:

         (A) a "reported" security:

         (B) issued by an investment company registered under the 1940 Act:

         (C) a put or call option issued by the Options Clearing Corporation:

         (D) priced at five dollars or more:

         (E) subject to last sale reporting: or

         (F) whose issuer has assets above a specified amount.

     Rule 3(a)(51)-1(a) excludes from the definition of penny stock any equity security that is a "reported security" as defined in Rule 11Aa3-1(a). A reported security is any exchange-listed or NASDAQ security for which transaction reports are required to be made on a real-time basis pursuant to an effective transaction reporting plan. Securities listed on the New York Stock Exchange (the "NYSE"), certain regional exchange-listed securities that meet NYSE or American Stock Exchange (the "Amex") criteria, and NASDAQ National Market System ("NMS") securities are not considered penny stocks. (Release No. 30608, Part III.A.1). Generally, securities listed on the AMEX pursuant to the Amex's original and junior tier or its "Emerging Company Marketplace" listing criteria, are not considered penny stocks. Securities listed on the Amex pursuant to its Emerging Companies Market ("ECM") criteria, however, are considered to be "penny stock" solely for purposes of Exchange Act Section 15(b)(6).

     Rule 3(a)(51)-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System [i.e., an automated inter- dealer quotation system as set forth in Exchange Act Section 17B(b)(2)]. "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers.

     In the case of a unit comprised of one or more securities, the price divided by the number of shares of the unit that are not warrants, options, or rights must be five dollars or more. Furthermore, the exercise price of any warrant, option, or right, or of the conversion price of any convertible security, included in the unit must meet the five dollar requirement. For example: a unit composed of five shares of common stock and five warrants would satisfy the requirements of the rule only if the unit price was twenty-five dollars or more, and the warrant exercise price was five dollars or more. Once the components of the unit begin trading separately on the secondary market, they must each be separately priced at five dollars or more.

     Securities that are registered, or approved for registration upon notice of issuance, on a national securities exchange are also excluded from the definition of penny stock [Rule 3a51-1(e)]. The exchange must make transaction reports available pursuant to Rule 11Aa3-1 for the exclusion to work. The exclusion is further conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information. In addition, the exclusion is limited to exchange-listed securities that actually are purchased or sold through the facilities of the exchange, or as part of a distribution. Exchange-listed securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     Securities that are registered, or approved for registration upon notice of issuance, on NASDAQ are excluded from the definition of penny stock [Rule 3a51-1(f)]. Similar to the exchange-registered exclusion of Rule 3a51-1(e), the NASDAQ exclusion is conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information pursuant to the rules of NASD. NASDAQ securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     An exclusion is available for the securities of Companies that meet certain financial standards. This exclusion pertains to:

         (i) Companies that have been in continuous operation for at least three years having net tangible assets in excess of $2 million [Rule 3a51-1(g)(1)]:

          (ii) Companies that have been in continuous operation for less than three years having net tangible assets in excess of $5 million [Rule 3a51-1(g)(1)]:

         (iii) Companies that have an average revenue of at least $6 million for the last three years [Rule 3a51- 1(g)(2)].

     To satisfy this requirement, an issuer must have had total revenues of $18 million by the end of a three-year period. For domestic Companies, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must have been audited and reported on by an independent accountant in accordance with Regulation S-X. For foreign private Companies, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must be filed with the Commission pursuant to Rule 12g3-2(b). If the issuer has not been required to furnish financial statements during the previous fifteen months, the statements may be prepared and audited in compliance with generally accepted accounting principles of the country of incorporation.

     Whether the issuer is domestic or foreign, in all cases a broker or dealer must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1[g][3]). In most cases a broker-dealer need not inquire about or independently verify information contained in the statements. Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction.

     The Company anticipates that when its securities begin to trade, they will be subject to the foregoing regulations as "Penny Stocks".

Recent Sales of Unregistered Securities

During The Three Year Period Preceding Reporting Date

     From February 12, 2001(our Company's date of incorporation) through the period ended December 31, 2002, our Company issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table.

Common Stock:

                  Amount of                                   Total                              Registration
                  Securities                                  Offering          Total            Exemption
Date              Sold              Subscriber                Consideration     Discounts        Relied on
----              -----             ----------                -------------     ---------        ---------
2001:
-----
March 14          502,625           The Yankee Companies      (3)               None             (1)
March 14          12,500            Vanessa Lindsey           (3)               None             (1)
March 14          12,500            Coast to Coast Realty     (3)               None             (1)
March 14          5,000             Nancy Molinari            (3)               None             (1)
March 14          5,000             Sally Stroberg            (3)               None             (1)
March 14          5,000             Warren Hirt               (3)               None             (1)

2002:
July 2            101,849           Calvo Family Trust        (4)               None             (1)
July 2            322,318           Tucker Family Trust       (4)               None             (1)
July 2            10,000            Vanessa H. Lindsey        (4)               None             (1)
July 2            5,000             Kevin W. Dornan           (4)               None             (1)
July 2            3,000             Nancy Molinari            (4)               None             (1)
July 2            3,000             Sally Stroberg            (4)               None             (1)
July 2            2,000             Warren Hirt               (4)               None             (1)
July 2            2,000             Pearl Audit               (4)               None             (1)
July 2            100,000           PalmAir, Inc.             (4)               None             (1)
July 2            30,000            Market Watch Corp.        (4)               None             (1)
July 2            25,000            AUW, Inc.                 (4)               None             (1)
July 2            36,000            Todd Adelstein            (4)               None             (1)
July 2            36,000            Tammi Schnider            (4)               None             (1)
July 2            4,227             Carrington Capital Corp.  (4)               None             (1)
July 20           5,000             Kevin W. Dornan           (5)               None             (2)
July 20           5,000             Kevin W. Dornan           (5)               None             (2)
July 26           5,625             Vanessa Lindsey           (6)               None             (2)
July 26           6,375             Michelle Tucker           (6)               None             (2)
July 26           6,375             Steve Adelstein           (6)               None             (2)
September 9       2,500             Sylvia Hofstetter         (7)               None             (1)
September 9       1,500             Kevin Dornan              (5)               None             (2)
September 9       2,000             Adam Wasserman            (5)               None             (2)
September 9       1,600             Kevin Dornan              (5)               None             (2)
September 9       2,000             Adam Wasserman            (5)               None             (2)
September 9       3,750             Vanessa Lindsey           (6)               None             (2)
September 9       4,250             Michelle Tucker           (6)               None             (2)
September 9       4,250             Steve Adelstein           (6)               None             (2)
October 9         20,000            Steve Scnider             (8)               None             (1)
October 25        1,620             Kevin W. Dornan           (5)               None             (2)
October 25        2,000             Adam Wasserman            (5)               None             (2)
October 25        1,875             Vanessa Lindsey           (6)               None             (2)
October 25        2,215             Michelle Tucker           (6)               None             (2)
October 25        2,215             Steve Adelstein           (6)               None             (2)







November 11       1,900             Kevin W. Dornan           (5)               None             (2)
November 11       2,000             Adam Wasserman            (5)               None             (2)
November 11       1,875             Vanessa Lindsey           (6)               None             (2)
November 11       2,215             Michelle Tucker           (6)               None             (2)
November 11       2,215             Steve Adelstein           (6)               None             (2)
December 10       1,460             Kevin W. Dornan           (5)               None             (2)
December 10       2,000             Adam Wasserman            (5)               None             (2)
December 10       3,750             Vanessa Lindsey           (6)               None             (2)
December 10       29,750            Michelle Tucker           (6)               None             (2)
December 10       29,750            Steve Adelstein           (6)               None             (2)

     As a material subsequent event, as of the date of this report, our Company issued the following shares:

Common Stock:


                  Amount of                                   Total                              Registration
                  Securities                                  Offering          Total            Exemption
Date              Sold              Subscriber                Consideration     Discounts        Relied on
----              -----             ----------                -------------     ---------        ---------
2003:
-----
January 21        1,460             Kevin W. Dornan           (5)               None             (2)
January 21        2,000             Adam Wasserman            (5)               None             (2)
February 12       1,700             Kevin W. Dornan           (5)               None             (2)
February 12       2,000             Adam Wasserman            (5)               None             (2)
February 12       1,875             Vanessa Lindsey           (6)               None             (2)
March 24          1,500             Kevin W. Dornan           (5)               None             (2)
March 24          2,000             Adam Wasserman            (5)               None             (2)
March 24          1,875             Vanessa Lindsey           (6)               None             (2)
--------------

(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws, and the transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by its legal counsel. In addition, each subscriber was directed to review our Company's filings with the Commission under the Exchange Act and was provided with access to our Company's officers, directors, books and records, in order to obtain all required material information.

(2) Section 4(6) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by its legal counsel. Each subscriber was directed to review our Company's filings with the Commission under the Exchange Act and was provided with access to our Company's officers, directors, books and records, in order to obtain all required material information; and a Form D reporting the transaction was filed with the Commission.

(3) Shares issued in exchange for debt owed the Yankee Companies. The Yankee Companies then provided some of its shares to its employees and others as a bonus.

(4) Shares issued pursuant to private placement and subscription agreements.

(5)       Shares issued pursuant to employment agreements.

(6)       Shares issued pursuant to director agreements.

(7)       Shares issued as an employee bonus.

(8)       Shares issued for services rendered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

OVERVIEW

     The Company (through its operating subsidiary's predecessors and affiliates) historically engaged in the business of developing, operating, licensing and franchising large children's entertainment, restaurant, education and physical fitness centers. During 2001, the Company pursued discussions with several companies to develop programs in children's entertainment and education, but none of those discussions resulted in a definitive transaction. Because of its experience in these areas, the Company also sought to develop capabilities to provide consulting services to other companies interested in developing programs in these areas. When a licensee in New Jersey, whose operations were material to the proposed consulting activities, closed, however, the proposed consulting enterprise was abandoned, and the Company instead developed the concept for Pop Starz' current operations.

     Pop Starz, is engaged in the business of operating high energy dance training centers, currently concentrating on the musical genre popularly referred to as "Hip Hop." Pop Starz' ultimate goal is the development and operation of dance and talent development programs (dance, acting and voice) throughout Florida and nationally, combining the functions of traditional dance and exercise facilities with training in modeling, drama and voice development, and providing participants of all ages with an opportunity to participate in professional entertainment opportunities.

     Pop Starz' current operations follow approximately seven years of operations by its predecessors and their affiliates involving large children's entertainment and physical fitness centers, one of which was owned by our operating subsidiary and operated by the Company's president in Palm Beach County, Florida, and others that were owned and operated by third parties under licenses or franchises from our operating subsidiary.

     Pop Starz' current operations do not rely on fixed centers or personnel; rather, facilities are rented on an hourly basis, as required, and personnel are engaged to teach classes, on an hourly basis, as required. Management believes that such arrangements provide Pop Starz with the flexibility to maximize the quality and diversity of the services offered while keeping costs carefully contained.

     Because the Company has tried to minimize its operating expenses and is receiving access to office facilities, personnel and equipment in Boca Raton and Ocala, Florida on an as-needed cost basis (including the sublease of its office space in Boca Raton), its management believes that it can develop its business with a minimum of capital requirements. Access to additional development capital, however, could materially increase the speed at which its current business plans could be developed. The bulk of any funds that become available to the Company through operating income or any other source during the next twelve months will probably be used for marketing and advertising. Other than through the private placement that was concluded in June 2002, the Company has not developed plans to obtain additional capital through sales of its securities, having elected to defer such decision until it determines whether to expand.

     Management has taken steps to redirect the business focus to more profitable activities. At this time it is not possible to project what income or expenses will result from the Pop Starz' activities that are currently underway or the financial benefits to be gained from these activities.

     We have currently reduced our staff by 2 persons due to a reorganization and consolidation of our class instructors.

PLAN OF OPERATION

     During the next twelve month period, the Company expects that all of its principal activities will involve development of the business of its wholly owned subsidiary, Pop Starz.

     The long-term development of Pop Starz is expected to involve at least three distinct phases, each contingent on the success of the preceding phases. During the initial phase, expected to take up to three years, Pop Starz intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. Pop Starz is currently offering classes in 14 facilities and is concentrating on providing a complete schedule of classes that are fully enrolled. There are no additional costs involved in filling our current classes other than routine advertising expenses. If additional classes become necessary (which cannot be determined at this time), the only costs involved would be additional hourly facility use fees of up to $50 per hour and fees for any additional instructors ($25-50 per class). Pop Starz is concentrating in particular on its dance program, and has begun the process of completing an application for a talent agency license in the State of Florida. The costs involved will be the application fees of $750 and the $200 cost of obtaining the required bond in the amount of $5,000. Additionally, Pop Starz expects to produce a Hip-Hop instructional video and to develop and market clothing, especially dance and exercise-related apparel and accessories, initially for use by its students but eventually for general retail sale. Pop Starz has not yet begun to implement these enterprises. Accordingly, costs cannot currently be determined.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     For the year ended December 31, 2001, our operations were nominal and consisted of operating expenses of $5,852 incurred in maintaining our corporate existence.

     For the year ended December 31, 2002, we generated revenue of $128,283 from our Pop Starz dance classes and workshops. For the year ended December 31, 2002, we incurred advertising expenses of $56,478, which included $12,500 incurred in connection with the production of a promotional video and website (www.popstarzinc.com). For the year ended December 31, 2002, we incurred compensation expense of $142,370, professional fees of $65,217, and studio rental fees of $48,653. We incurred other general and administrative expenses of $77,150, which consisted of $30,722 of expenses directly related to our Pop Starz classes and workshops, office rent of $8,700 and $37,728 in other expenses such as consulting, office supplies, communications and insurance.

     The Company reported losses for the year ended December 31, 2002 and 2001 of $250,617 and $5,852, respectively. This translates to a per share loss of $.14 and $.00 for the year ended December 31, 2002 and 2001, respectively.

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

     We are confident that through our revolving loan arrangements with the Yankee Companies, LLC ("Yankees")(see below), and through income generated from operations, we will be able to meet our cash requirements and implement the initial phase of our business development plan, without required outside debt or equity funding. Yankees has committed to providing us with up to $100,000 in funding during the next fifteen (15) months. In addition, we raised approximately $53,169 under a private placement that was concluded in early June 2002.

     To date, our other efforts to meet our cash requirements have included the following:

     On February 11, 2002, we borrowed $5,000 from two related parties. The notes of $2,500 each were interest bearing at prime plus 2% and were due in one year. These funds were used for working capital purposes. In June 2002, we converted these loans and accrued interest into 51,008 shares of common stock as follows:

                                         Amount of        Number of
                                         Loan Plus       Shares Received
Name of Noteholder                       Interest          Upon Conversion

Tucker Family Spendthrift Trust         $2,550                25,504
Calvo Family Spendthrift Trust           $2,550                25,504

     Additionally, through December 31, 2002, we borrowed an additional $34,000, $6,000 and $7,000 from the Tucker Family Spendthrift Trust, the Calvo Family Trust and Blue Lake Capital, respectively. These notes are interest-bearing at prime plus 2% and are due in one year. These funds were used for working capital purposes.

     On April 9, 2002, we signed a loan agreement with Yankees, to borrow up to $100,000 in $1,000 increments. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), we amended our April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under a consulting agreement and a prior loan agreement. The amendment also canceled the consulting agreement. In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, we amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bond holder's option, the bonds are convertible into an amount of our common stock equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of December 31, 2002, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights of the bonds were assigned by Yankees to the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust in equal shares. Through December 30, 2002, the Company had borrowed $42,020 under promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock. These funds were used for working capital purposes.

     Sources of funding for implementation of stages two and three of Pop Starz' business development plan cannot be determined at present as such plans are extremely contingent on the success of the initial stage. In order to fund business activity beyond the initial phase, however, we will need to arrange additional financing, and marketing efforts will depend on our ability to raise such additional financing. Specific plans related to any marketing which may occur in the later phases will be devised once financing has been arranged and management knows what funds will be available for these purposes.

     We have no other material commitments for capital expenditures. We currently have sufficient working capital to meet our operating requirements at least through December 2003.

GOING CONCERN

     The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a net loss of $250,617 for the year ended December 31, 2002, have an accumulated deficit of $529,887 at December 31, 2002, have cash used in operations of $129,763 for the year ended December 31, 2002, and require additional funds to implement our new business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

     Management is taking steps to address this situation, however. We are in the process of implementing our new business plan and recently conducted a nonpublic offering to raise additional funds. In early June 2002, we raised proceeds of $53,169 from the sale of preferred and common stock in connection with that private placement. Additionally, debt amounting to $33,833 was converted into preferred and common shares. Our loan agreement with Yankees remains open as well. We believe the actions we are taking allow us to continue as a going concern. The audited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

Audit Committee Report

     Our Company's Audit Committee (the "Committee") has certified that (1) the Committee has reviewed and discussed with management the audited financial statements for the year ended December 31, 2002; (2) the Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented; (3) the Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountants the independent accountant's independence; and (4) based on the review and discussion referred to in paragraphs (1) through (3) above, the Committee has recommended to our Company's board of directors that the audited financial statements for the year ended December 31, 2002, be included in this report. The member of the Committee is Steve Adelstein. A copy of the Audit Committee letter is filed as an exhibit to this Report under by Item 601(b)(13)of Regulation S-B.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of our Company for the year ended December 31, 2002, and related statements of operations, stockholder's equity, cash flows for the years ended December 31, 2002 and 2001 and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages 25 through 36.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



                                    CONTENTS



                                                                        Page(s)


Independent Auditors' Report                                            F-25

Consolidated Financial Statements:

     Consolidated Balance Sheet                                         F-26

     Consolidated Statements of Operations                              F-27

     Consolidated Statements of Changes in Stockholders' Deficit        F-28

     Consolidated Statements of Cash Flows                              F-29

Notes to Consolidated Financial Statements                          F-30- F-36

                          Independent Auditors' Report


To the Board of Directors of Explorations Group, Inc.

We have audited the accompanying consolidated balance sheet of Explorations Group, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Explorations Group, Inc. and Subsidiary as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has a stockholders' deficit of $139,087 and a working capital deficiency of $154,070 at December 31, 2002 and net losses and cash used in operations of $250,617 and $129,763, respectively, in 2002. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, FL
March 21, 2003

                        Explorations Group, Inc. and Subsidiary
                              Consolidated Balance Sheet
                                   December 31, 2002

                                        Assets

Current Assets

  Cash                                                                                                     $ 4,423
                                                                                                        ------------

Total Current Assets                                                                                         4,423

Property and equipment, net of accumulated depreciation of $2,004                                            14,983
                                                                                                        -------------

Total Assets                                                                                              $ 19,406
                                                                                                        =============
                         Liabilities and Stockholders' Deficit

Current Liabilities

  Loans payable - related parties                                                                         $ 63,127

  Accounts payable                                                                                          12,209

  Accrued expenses                                                                                          69,301

 Unearned revenues                                                                                          13,856
                                                                                                        -------------

Total Current Liabilities                                                                                  158,493
                                                                                                        =============
Stockholders' Deficit

  Preferred stock ($0.01 par value, 1,500,000 shares authorized,

    Class A nonvoting, convertible preferred stock (500,000 shares authorized,

      23,589 issued and outstanding)                                                                           236

  Common stock ($0.01 par value, 10,000,000 shares authorized,

    2,085,726 issued and outstanding)                                                                       20,857

  Common stock issuable (3,460 shares)                                                                          35

  Additional paid-in capital                                                                               395,172

  Accumulated deficit                                                                                     (529,887)

  Deferred compensation                                                                                    (25,500)
                                                                                                        -------------

Total Stockholders' Deficit                                                                               (139,087)
                                                                                                        --------------

Total Liabilities and Stockholders' Deficit                                                               $ 19,406
                                                                                                        ===============


              See accompanying notes to consolidated financial statements

         Explorations Group, Inc. and Subsidiary
          Consolidated Statements of Operations

                                                                               For the Years Ended

                                                                                     December 31,

                                                                               2002                   2001
                                                                              --------               -------


Revenues                                                                    $ 128,283                $     -
                                                                          --------------            ----------

Operating Expenses

  Advertising                                                                  56,478                      -

  Compensation                                                                142,370                      -

  General and administrative                                                   77,150                  1,809

  Studio Rental                                                                48,653                      -

  Professional fees                                                            65,217                  4,043

Total Operating Expenses                                                      389,868                  5,852
                                                                           ------------               ---------
Loss from operations                                                         (261,585)                (5,852)

Other Income                                                                   10,968                      -
                                                                           -------------              ----------

Net Loss                                                                   $ (250,617)              $ (5,852)
                                                                        =====================   ==================


Net loss per share - basic and diluted                                        $ (0.14)                   $ -
                                                                        =====================   ==================
Weighted average number of shares outstanding
during the period - basic and diluted                                       1,803,772              1,500,000
                                                                        =====================   ==================

          See accompanying notes to consolidated financial statements
                                       F-27

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2002 and 2001


                                                      Convertible         Common Stock          Common Stock Issuable
                                                  Preferred Stock       $.01 Par Value           $.01 Par Value          Additional
                                               Shares     Amount      Shares       Amount      Shares      Amount    Paid-in Capital
                                              --------   -------     -------     --------     --------   --------    ---------------
Balance at December 31, 2000                     -        $ -      1,500,000     $ 15,000       -          $ -        $ 251,251

Net loss for the year ended December 31, 2001    -          -            -            -       -            -             -
                                              --------  ---------    --------    --------     --------   --------    ---------------


Balance at December 31, 2001                     -          -     1,500,000       15,000       -            -          251,251

Sale of common shares in private placement       -          -      428,189        4,282       -            -           38,537

Sale of Preferred shares in private placement    5,175      52        -             -         -            -           10,298

Common stock issued for services                 -          -      187,497        1,874      3,460         35          61,138

Shares issued for debt                           5,848      58     221,353        2,214        -            -          31,561

Conversion of common stock to preferred stock   12,566    126     (251,313)      (2,513)       -            -           2,387

Net loss for the year                             -         -         -              -          -            -             -
                                                --------  ----  -------------   ---------- ---------    --------   -------------
Balance at December 31, 2002                    23,589  $ 236    2,085,726     $ 20,857      3,460       $ 35       $ 395,172
                                                ========  ====  =============   ========== =========    ========   =============

See accompanying notes to consolidated financial statements

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                 For the Years Ended December 31, 2002 and 2001


                                                                                       Total
                                                       Accumulated    Deferred         Stockholders'
                                                       Deficit        Compensation     Deficit
                                                      -------------   ------------    --------------
Balance at December 31, 2000                          $ (273,418)         $ -      $     (7,167)

Net loss for the year ended December 31, 2001             (5,852)           -            (5,852)
                                                      -------------   ------------    --------------


Balance at December 31, 2001                            (279,270)           -           (13,019)

Sale of common shares in private placement                 -                -            42,819

Sale of Preferred shares in private placement              -                -            10,350

Common stock issued for services                           -          (25,500)           37,547

Shares issued for debt                                     -                -            33,833

Conversion of common stock to preferred stock              -                -             -

Net loss for the year                                  (250,617)            -          (250,617)
                                                     ------------    ------------    -------------
Balance at December 31, 2002                         $ (529,887)  $   (25,500)   $     (139,087)
                                                     ============    ===========     =============

          See accompanying notes to consolidated financial statements

                                      F-28-a

                        Explorations Group, Inc. and Subsidiary
                         Consolidated Statements of Cash Flows

                                                                                                       For the Year Ended

                                                                                                           December 31,

                                                                                                    2002                   2001
                                                                                               -------------            ---------
Cash Flows From Operating Activities:

Net loss                                                                                         $ (250,617)              $ (5,852)

  Adjustments to reconcile net loss to net cash used in

    operating activities:

  Depreciation                                                                                        2,004                      -

  Stock based compensation, advertising and outside services                                         37,547                      -

Changes in assets and liabilities
Increase (decrease) in:

  Accounts payable                                                                                   (1,854)                    24
  Accrued Expenses                                                                                   69,301                      -

  Unearned revenue                                                                                   13,856                      -
                                                                                                --------------             ---------
Net Cash Used In Operating Activities                                                              (129,763)                (5,828)
                                                                                                --------------             ---------
Cash Flows from Investing Activities:

  Purchase of propery and equipment                                                                 (16,987)                     -
                                                                                                --------------             ---------
Net Cash Used In Investing Activities                                                               (16,987)                     -
                                                                                                --------------             ---------
Cash Flows from Financing Activities:

  Proceeds from sale of common and preferred stock                                                   53,169                      -

  Loan proceeds from related parties                                                                 96,960                  6,500
                                                                                                --------------             ---------
Net Cash Provided By Financing Activities                                                           150,129                  6,500
                                                                                                --------------             ---------
Net (Decrease) Increase in Cash                                                                       3,379                    672

Cash - Beginning of Year                                                                              1,044                    372
                                                                                                --------------             ---------
Cash - End of Year                                                                                  $ 4,423                $ 1,044
                                                                                                ==============             =========
Cash Paid During the Year for Interest and Taxes:

    Income Taxes                                                                                    $ -                    $ -
                                                                                                ==============             =========

    Interest                                                                                        $ -                    $ -
                                                                                                ==============              ========
Supplemental Disclosure of Noncash Investing and Financing Activities:

    Common stock and preferred stock issued for debt                                               $ 33,833                    $ -
                                                                                                ===============             ========

              See accompanying notes to consolidated financial statements

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Nature of Operations

In February 2001, Explorations Entertainment & Education, Inc. (f.k.a. Explorations of Boca Raton, Inc.), (see below) reorganized by forming a Delaware holding company, Explorations Group, Inc., (the "Company") which acquired the common stock of Explorations Entertainment & Education, Inc. on a one-for-one basis. All share and per share data and amounts, par value, and the legal effects of reorganization in the accompanying consolidated financial statements have been retroactively restated to reflect the reorganization.

Under the trade name "Explorations," the Company's subsidiary operated a children's indoor physical fitness and entertainment center in Boca Raton, Florida that included proprietary features and a licensed character. The Company's subsidiary was also in the business of licensing the Explorations concept.

In January 1999, the Company's subsidiary closed its facility and ceased its prior operations while it considered its operating options. In January 2000, the Company's subsidiary re-entered the development stage as an organization providing consulting services to businesses engaged in private children's care and entertainment activities. In January 2002, the Company changed its strategy to the "Pop Starz" concept of providing dance classes, modeling, and talent management. During 2002 the Company's subsidiary emerged from the development stage.

In February 2002, the Company changed the name of its subsidiary to Pop Starz, Inc.

(B) Use of Estimates

     In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Explorations Group, Inc. and its wholly-owned subsidiary, Pop Starz, Inc. All material intercompany transactions and balances have been eliminated.

(D) Cash and Cash Equivalents

     For purposes of the consoloidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

(E) Stock Based Compensation

     In accordance with Statement of Financial Accounting Standards Number 123, the Company has elected to account for stock options and warrants issued to employees under Accounting Principles Board Opinion Number 25 and related interpretations. The Company accounts for stock options and warrants issued to consultants and other non-employees under the fair value method of Statement of Financial Accounting Standards 123.

(F) Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Loss per Share

     Net income (loss) per common share for the years ended December 31, 2002 and 2001 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." The assumed exercise of 375,000 common stock equivalents, prior to cancellation, was not utilized since the effect was anti-dilutive due to the net loss.

                     Explorations Group, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2002


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                  (CONTINUED)

(H) Property and Equipment

     Property and equipment which includes computers of $3,045, equipment of $2,180 and furniture of $11,762, are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from three to five years. Depreciation expense was $2,004 and $0 for the years ended December 31, 2002 and 2001.

     Expenditures  for major  renewals  and  betterments  that extend the useful
     lives  of  property  and  equipment  are   capitalized.   Expenditures  for
     maintenance and repairs are charged to expense as incurred.

(I)  Impairment of Long-lived Assets

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2002, the Company believes that there has been no impairment of its long-lived assets.

(J)  Revenue Recognition

     Revenues are recognized pro rata over the number of classes in a class term. The term of a class is approximately two months. Student payments are required to be paid in full prior to the start of a term and are deferred until earned. Such payments are shown as deferred revenue on the accompanying consolidated balance sheet.

(K) Advertising

     Advertising costs are expensed as incurred. For the years ended December 31, 2002, and 2001 advertising expense was $56,478 and $0, respectively.

(L) Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheet for accounts payable, accrued expenses and loans payable to related parties. approximate fair value based on the short-term maturity of these instruments.

(M) Recent Accounting Pronouncements

     Statement No. 141 "Business Combinations" ("SFAS 141") requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. The implementation of SFAS 141 on October 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

     Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on October 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on October 1, 2002 is not expected to have a material effect on the Company's consolidated results of operations or liquidity.

                     Explorations Group, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2002

(H) Recent Accounting Pronouncements (continued)

     Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on October 1, 2002 did not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

NOTE 2 - COMMITMENTS

(A) Consulting Agreement

     On May 12, 2000, the Company executed a 730-day consulting agreement (the "Agreement") with a related party whereby the consultant would provide general strategic planning services as stipulated in the Agreement. The consultant was to receive transferable options to purchase 20% of the
     Company's outstanding or reserved common stock measured immediately following complete exercise of the option. The consultant had the option to exercise such stock options at a 50% discount from the stated exercise price prior to such issuance, as stipulated in the Agreement. The aggregate exercise price was $50,000 for all options. The consultant also had the right to cashless exercise. The options were granted in lieu of stipulated hourly cash consulting fees for up to 200 hours during the initial six months of the agreement. In May 2002, the option portion of this agreement was consolidated into a revolving loan agreement and the consulting agreement was terminated.

                     Explorations Group, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2002

NOTE 2 - COMMITMENTS (CONTINUED)

(B) Operating Lease

     A related party of the Company leases office space in Boca Raton, Florida. In 2002, the Company began using a portion of this office space and pays the related party $1,700 per month. Office rent expense for the years ended December 31, 2002 and 2001 amounted to $8,700 and $0 respectively.

(C) Employment Agreements

     In January 2002, the Company's subsidiary executed a five-year automatic renewing employment agreement with its president, which provides for annual cash compensation of $75,000 per year. Unpaid amounts accrued at December 31, 2002 were $68,750 and are included in accrued expenses.

     In May 2002, the Company engaged a general counsel who was paid a base cash salary (equivulant of $20,00 per year) and $2,500 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's common stock is publicly traded, he was to receive 5,000 shares per month. On July 1, 2002, the agreement was amended. Effective July 1, 2002, as consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share, which is currently 50% (based on the number of clients for whom he is providing legal services) of (1) his current base salary of $ $700 per week in cash and (2) $400 per week in Common Stock. The equity portion is paid at the end of each month, and is paid by an equivalent amount of the Company's Common Stock calculated by using its average closing transaction price for the month then-ended. Until the Company's common stock is publicly traded, the shares are currently being valued at $0.50 per share.

     In July 2002, the Company engaged its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's common stock is publicly traded, he will receive 2,000 shares per month (based on a per share value of $0.50).

     Effective April 8, 2002, the Company entered into an agreement with three individuals (the "Directors") pursuant to which they will serve as corporate directors. The agreement is for a term of one year. As consideration for the director's services, the members of the Company's board of directors will each receive monthly, 1,250 shares of the Company's Common Stock plus 625 additional shares for service on the audit and executive committee, 313 shares for each additional committee of the board of directors on which they serve and 250 additional shares for each committee of the board of directors on which they serve as chair.

NOTE 3 - LOANS PAYABLE - RELATED PARTIES

     On February 11, 2002, the Company borrowed $5,000 from two related parties the Tucker Family Spendthrift Trust ("TFST") and the Calvo Family Spendthrift Trust ("CFST"). These entities are related through Yankees, a member of which is the spouse of the Company's president. The notes of $2,500 were bearing interest at prime plus 2% and were due in one year. In June 2002, the Company converted these loans and accrued interest totaling $5,101 into 51,008 shares of common stock (See Note 4). Additionally, through December 31, 2002, the Company borrowed an additional $40,000 from the TFST & CFST. These notes of $40,000 are interest bearing at prime plus 2% and are due in one year from date of note.

     On April 9, 2002, the Company signed a loan agreement to borrow up to $100,000 in $1,000 increments from Yankee Companies, L.L.C ("Yankees") a company affiliated through ownership by the spouse of the Company's president. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one-year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), the Company amended its April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under the consulting agreement and the prior $100,000 loan agreement discussed above. The amendment also canceled the consulting agreement.

     In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of common stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of December 31, 2002, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights to the bonds were assigned by Yankees LLC to the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust in equal shares. Through December 31, 2002, the Company had borrowed approximately $42,020 under promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock. The amount due to Yankees under this agreement as of December 31, 2002 was $16,127.

                     Explorations Group, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2002

NOTE 3 - LOANS PAYABLE - RELATED PARTIES (Continued)

     On December 31, 2002, the Company borrowed $7,000 from Blue Lake Capital Corp. ("Blue Lake"), a related party through common ownership. The note of $7,000 bears interest at prime plus 2% and is due in one year.

NOTE 4 - STOCKHOLDERS' DEFICIT

(A)      Preferred Stock

          The Company has authorized 1,500,000 shares of preferred stock.

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

          In June 2002, the Company sold 5,175 preferred shares for net proceeds of $10,350.

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

(B) Common Stock

          On August 9, 2002, with the majority approval of its shareholders, the Company increased the authorized number of its common stock from 5,000,000 to 10,000,000 shares, $.01 par value.

          In June 2002, the Company sold 428,189 common shares for net proceeds of $42,819.

          During June 2002, the Company issued 192,978 shares of common stock in exchange for debt amounting to $19,299. The shares were valued at the contemporaneous sale price of $.10 per share resulting in no gain or loss on the transaction.

          In August 2002, the Company issued 28,375 common shares for debt of $2,837 based on the contemporaneous sales price of $0.10 per share, resulting in no gain or loss.

          During the year ended December 31, 2002, the Company issued 190,957 shares of common stock to consultants, employees and directors for services rendered. Of these shares , 81,077 were issued from January 2002 through September 2002 and were valued at $0.10 per share or $8,108 an amount established by a contemporaneous sales price which occurred in June 2002. The $8,108 was recorded as $2,608 of compensation expense, $2,500 of advertising expense and, $3,000 of outside services. In September 2002, 20,000 common shares were exchanged for services rendered valued at $0.50 per share or $10,000 based on an invoice from a service provider, establishing a new fair market value for all subsequent issuances of common stock for services rendered. The $10,000 was recorded as advertising expense. During the remainder of the year the Company issued 89,880 shares of common stock valued at $0.50 per share or $44,940. In connection with issuance of common shares for services, the Company recorded compensation expense of $19,440 and $25,500 in deferred compensation relating to the director services to be rendered in 2003. As of December 31, 2002, 3,460 of these shares had not been issued. These shares are included in common stock issuable at December 31, 2002 (see Note 8).

(C) Stock Option Plan

          On April 8, 2002, 1998, the Board of Directors of the Company adopted a Non-Qualified Stock Option & Stock Incentive Plan (the "Plan") to provide added incentive for high levels of performance to officers, directors, employees, consultants, and independent contractors of the Company. Options granted under the plan are designed either as incentive stock options or as non-qualified stock options. The plan will terminate on April 8, 2012, unless earlier terminated.

                     Explorations Group, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2002


(C) Stock Option Plan (Continued)

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

(D) Stock Options

          A summary of non-plan stock options outstanding as of December 31, 2002 is as follows:

                                          Number of         Weighted Average
                                          Options           Exercise Price
                                          -------------     ------------------
         Stock Options
         Balance at December 31, 2000     375,000           $       0.07
         Granted                                -           $          -
         Exercised                              -           $          -
         Forfeited                              -           $          -
                                          --------------   ---------------------
         Balance at December 31, 2001     375,000           $       0.07
         Granted                                -           $          -
         Exercised                              -           $          -
         Forfeited                       (375,000)          $      (0.07)
                                         ----------------   --------------------
         Balance at December 31, 2002           -           $          -
                                         ================   ====================
         Options exercisable at
                   December 31, 2002            -           $          -
                                         ================   ====================

NOTE 5 - INCOME TAXES

          There is no current income tax provision for the years ended December 31, 2002 and 2001 due to the Company's net loss.

          The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                     2002               2001
                                                --------------     -------------
Computed "expected" tax expense (benefit)      $    (85,210)    $     (1,989)

Change in valuation allowance                        85,210             1,989
                                                --------------     -------------
                                               $          -     $          -
                                                ==============     =============

                     Explorations Group, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (continued)
                                December 31, 2002


NOTE 5 - INCOME TAXES (Continued)

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 is as follows:

                                              2002
                                        ---------------
Deferred tax assets:
Net operating loss carryforward            $ 180,162
                                        ---------------
Total gross deferred tax assets              180,162

Less valuation allowance                    (180,162)
                                        ---------------
Net deferred tax assets                    $       -
                                        ===============

The net change in the valuation allowance during the year ended December 31, 2002 was an increase of $85,210

At December 31, 2002, the Company had net operating loss carry forwards of approximately $492,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2022. Usage of the net operating losses may be limited if the Company undergoes a change in ownership or change in business, or by the alternative minimum tax.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization and the ceasing of all operations, except for consulting activities, it is more likely than not that the deferred tax assets will not be realized.

NOTE 6 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders' defict of $139,087 and working capital deficiency of $154,070 as of December 31, 2002 and had net losses and cash used in operations of $250,617 and $129,693 respectively, in 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing its new business plan and has begun to generate revenues through the classes offered by it operating subsidiary. Certain related parties continue to fund the Company with loans as needed. Management believes the actions it is taking allow the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Currently, Yankees and its members, a related party, is the Company's only source of funding.

NOTE 8 - SUBSEQUENT EVENTS

On January 23, 2003, 3,460 shares of our common stock were issued that were issuable as of December 31, 2002 (See Note 4(B)).

On February 12, 2003, the Company issued 5,575 shares of common stock to consultants, employees and directors for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $2,788 or $.50 per share based on a contemporaneous sale price.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Neither the Company nor Pop Starz has had any disagreements with any accountants concerning required financial disclosure during the past two years.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following persons serve as members of the Company's board of directors and as executive officers, in the capacities indicated:

Name                       Age (1)    Term (2)       Positions
----                       --------   --------       ---------
Michelle Tucker            44          (3)           Director and President
Vanessa H. Lindsey         31          (4)           Director, Secretary,
                                      Treasurer and Chief Administrative Officer
Steven Adelstein           55       (5)(6)           Director
Kevin W. Dornan            50          (7)           Securities Counsel
Adam Wasserman             38          (8)           Chief Financial Officer,
                                                     Controller
------
(1)  As of March 31, 2003.

(2) All directors were elected for a term ending at such time as his or her successor is elected at the next annual meeting of the Company's stockholders and is qualified in office, and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation that may survive their termination.

(3) Michelle Tucker has served as a director and officer of the Company since February 12, 2001.

(4) Vanessa H. Lindsey has served as a director and officer since February 1, 2001.

(5)  Steve Adelstein has served as a director since April 8, 2002.

(6) The Company's board of directors has an Audit Committee. The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity and accuracy of the Company's financial reporting. The Audit Committee selects and meets with the Company's independent accountants and with appropriate financial personnel about these matters. The Audit Committee is comprised of Steve Adelstein. As of the date of this Report, one meeting has been held. Audit Committee members serve at the pleasure of the Company's board of directors.

(7) Mr. Dornan was engaged as the Company's securities counsel effective July 1, 2002.

(8) Mr. Wasserman was engaged as the Company's chief financial officer and controller effective July 1, 2002.


     The Company's board of directors sets corporate policies which are implemented by the Company's management and, when applicable, the management of the Company's subsidiaries. In the event that the Company's board of directors determines that a board member faces a conflict of interest, for any reason, it is expected that the subject director will abstain from voting on the matter which raised the issue. The Company's board of directors has acted by written consent in lieu of a meeting 10 times, and passed a series of 60 resolutions, during the period from February 12, 2001 to December 31, 2002. The Company's stockholders acted by written consent in lieu of a meeting 2 times and passed a series of 7 resolutions.

Biographies of Directors and Executive Officers

Michelle Tucker, Director (chair), president and chief executive officer

     Michelle Tucker, age 44, serves as the Company's president, chief executive officer and as a director since February 12, 2001, and has served as an officer and director of Pop Starz since the Company was incorporated in October 1996. Prior to founding Pop Starz, Mrs. Tucker provided volunteer services to the community such as working with the crisis line at the Shelter Home for Abused Women and various other community programs. Mrs. Tucker received a Bachelor of Science Degree in Criminal Justice from the University of Florida in 1979. From 1984 to 1986, Mrs. Tucker continued her education toward a Masters Degree by attending Florida Atlantic University and Florida International University.

Vanessa H. Lindsey, Director, secretary, chief administrative officer

     Vanessa H. Lindsey, age 31, serves as the Company's secretary and chief administrative officer and as a director since February 12, 2001, and served as a member of the board of directors and as an officer of Pop Starz from February 1, 2001 to January 25, 2002. From 1995 to 2001 she was employed as the chief administrative officer of Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president and secretary. She is also the secretary and chief administrative officer for Yankees, which originally served as a strategic consultant to the Company. Mrs. Lindsey held the position of secretary of the Marion County Libertarian Party and was the campaign treasurer for the Cyndi Calvo for State Senate, District 8 Campaign from 1998 to 2000. Since January 1999 she has served as secretary and chief administrative officer for Colmena Corp., a publicly held Delaware corporation, effective February 1, 2000 she became a member of its board of directors and was elected as Vice President on June 14, 2001. From November 11, 1999 to June 13, 2001, she served as secretary for AmeriNet Group.com, Inc.(currently Fields Technologies, Inc.), a publicly held Delaware corporation, and served as a member of its board of directors from April 6, 2000 to June 13, 2001. She is currently the Vice President and Secretary of Southern Capital Group, Inc, a Florida corporation, and is a licensed mortgage broker. Mrs. Lindsey serves as chief administrative officer for the Company with the consent of Yankees, subject to the provision that in the event of a conflict of interest, Mrs. Lindsey's duty of loyalty to Yankees will take priority.

Steven Adelstein, Director, Audit Committee Chairman

     Steven Adelstein, age 55, serves as a member of the Company's board of directors since April 8, 2002. He is currently a non-practicing Certified Public Accountant, graduated from the University of South Florida in 1969 and was employed for several years by KPMG, LLP. Mr. Adelstein has also been involved in a variety of entrepreneurial ventures. In the mid 1990s Mr. Adelstein became an active venture capitalist and entrepreneur, and has invested in several development stage entities. He is presently a member of the board of directors of IBX Group, Inc., a publicly held Florida corporation; president and director of AUW, Inc. and Adelstein Productions, Inc., Florida corporations; and a primary consultant to Florida Studios, Inc., a private entity developing sound stages in South Florida.

Kevin W. Dornan, Esquire,  Securities counsel

     Kevin W. Dornan, age 50 , was engaged as the Company's securities counsel effective July 1, 2002. He is a graduate of the Johns Hopkins University (Bachelor of Arts, philosophy, 1973); the University of North Carolina at Chapel Hill (Master of Arts, philosophy, 1975); the Catholic University of America (Master of Arts, religious studies, 1979); and the University of Maryland School of Law (Juris Doctor, 1987), where he served as editor-in-chief of the 1986-87 Maryland Law Review. During law school, he also served as a judicial intern for The Honorable James R. Miller, Jr., of the U.S. District Court for the District of Maryland. In 1997, Mr. Dornan became the general counsel for DWA Corp., a telecommunications company in St. Augustine, Florida. In June 2001, he became the general counsel (as of July 1, 2002, the corporate and securities counsel) for Yankees as well as for Colmena Corp, a publicly held Delaware corporation. He is admitted to practice before the Court of Appeals of Maryland; the District of Columbia Court of Appeals; the Supreme Court of Florida; the U.S. Courts of Appeals for the District of Columbia, Second, Fourth, and Eleventh Circuits; and the U.S. District Courts for the District of Maryland, the Eastern and Western Districts of Arkansas, the District of Columbia, and the Middle District of Florida. Mr. Dornan has served since 1996 as an adjunct professor of business ethics at Saint Leo University in Saint Leo and St. Augustine, Florida, and as an adjunct professor of management and business at Eckerd College in St. Petersburg, Florida. In 1998, he was named to Who's Who in American Law. Mr. Dornan serves as securities counsel to the Company with the consent of Yankees, subject to the provision that in the event of a conflict of interest, Mr. Dornan's duty of loyalty to Yankees will take priority.

Adam Wasserman, Chief financial officer and controller

     Adam Wasserman, age 38, was elected as our Company's chief financial officer and controller effective July 1, 2002. Mr. Wasserman holds the degree of Bachelor of Administration from the State University of New York at Albany. He is a Certified Public Accountant (New York), and a member of The American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Wasserman currently serves as the chief executive officer and director of CFO Oncall, Inc., a firm specializing in financial consulting services that he founded in 1999, which is located in Weston, Florida. From 1991 to 1999, he was an audit manager at American Express Tax & Business in Fort Lauderdale, Florida, where he served as an outsourced CFO and advisor to a diversified clientele in the technology, medical, retail, and service industries in both the private and public sectors. Mr. Wasserman has also served with Deloitte & Touche, LLP in New York City, where he conducted audits of public and private companies, tax preparation and planning, management consulting, and systems design. .He currently serves as the Treasurer of Gold Coast Venture Capital Club, was a former officer of Toastmasters International, and is a member of the Florida Venture Forum, Weston Chamber of Commerce and Broward County Chamber of Commerce. Since March 2002 he has served as Chief Financial Officer and Controller for Colmena Corp., a publicly held Delaware corporation.

Other Significant Employees

     In addition to the Company's executive officers and directors, the executive officers and directors of its operating subsidiary, Pop Starz, constitute significant employees:

Tawanna Hall-Charlton, Pop Starz' artistic director:

     Ms. Hall-Carlton graduated from the New World School of the Arts High School Division, located in Miami, Florida, in 1993. She also received an associate of arts degree from the New World School of the Arts, College Division, in 1995. The courses she studied included dance history, music of dance, anatomy, dance criticism and dance production. She has also received technique training at the New World School of the Arts in ballet, modern, jazz, tap, African, composition, improvisation and pilates. From 1994 through 1998, she was an instructor at Joe Michael's Miami Dance Center located in Miami, Florida, where she served as the head of Hip-Hop and Jazz for directors Mia and Dana Michaels. From May 1997 through 1998, she was an instructor at the Coral Reef Magnet High School in Miami, Florida, where she served as guest master teacher and choreographer. From 1997 until 2001, she was an instructor at the Dade County Magnet School Workshop in Miami, Florida, where she taught over 300 middle and high school students. Since August 1998 she has served as head of the Hip Hop Departments at The Dance Space, Carol Golbert's School of Dance and Peggy Brown School of Dance, all in Miami, Florida, and has taught Hip-Hop master classes and choreography for the South Miami Middle Magnet Program in Miami, Florida. Since 1999, she has served as a guest teacher for the dance team at the Dance Alliance Summer Camp and at The Edge in Los Angeles, California, where she has taught over 300 students of all ages. Ms. Hall-Charlton's professional dance experience includes performance as a dancer and the guest choreographer for the Darrin Henson Dance Grooves Tour in Miami and Orlando, Florida since 2001; performance as a dancer and the choreographer for the 2001 Hip Hop Source Awards in Miami Beach, Florida, where she worked with artists:
Teddy Riley, Scar Face, and Ben Zino; performance as a dancer and the choreographer for music video artist Prince Raheem at Slip & Slide Records in Miami, Florida during 1997; performance as a dancer and the choreographer for a music video by rhythm and blues artist Nicole, Miami, Florida (Sony Records); performance as a dancer and the choreographer for the 1995 world renowned fashion designer Karl Kani Fashion Show in Miami, Florida; performed as a dancer and the choreographer of the opening act for comedian Jamie Foxx in 1995; performed as a dancer and the choreographer for the 1994 Reebok Sportswear Fashion Show Miami, Florida; and performed as a dancer for the 1994 99.1 Jam Summer Jam Tour in Miami, Florida. Her work has been recognized through receipt of the following awards: NBA Miami Heat Dance Team, Miami, Florida; 1999 through 2001, New York City Dance Alliance, Fort Myers, Florida, Overall High Score, Critic's Choice and Outstanding Specialty; 1999 through 2002, West Coast Dance Explosion Finals, Orlando, Florida, 1st Place, Overall High Score; 1999 Urban Jam Dance, Orlando, Florida, Overall High Score, 1st Place; ShowBiz National Competition, Top 3, Miami, Florida, Choreographer; L.A. Danceforce,

Orlando, Florida, 1st place, Choreography Award; 1998 through 1999, Tremaine National Competition-1st place, Superintendent's Dance Showcase, Miami, Florida, Dade Association of Dance Educators.

Family Relationships

     There are no family relationships among the current officers and directors of the Company.

Involvement in Certain Legal Proceedings

     Based on information provided to the Company's legal counsel, during the five year period ending on December 31, 2002, no current director, person nominated to become a director, executive officer, promoter or control person of the Company has been a party to or the subject of:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceeding or pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e)      Parents and promoters of the Company

     As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly, or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. Based on such definitions, Mrs. Tucker is the Company's promoter and parent. Mrs. Tucker and her affiliates should be deemed as the control persons of the Company.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of any Forms 3, 4 and 5, and amendments thereto, furnished to our Company during and with respect to its most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of our Company's common stock (its only class of equity securities registered pursuant to Section 12 of the Exchange Act), failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act for the most recent fiscal year or prior fiscal years.

ITEM 10.          EXECUTIVE COMPENSATION.

(a)      Executive Officers:

     During the twenty-four month period commencing on January 1, 2000 and ending on December 31, 2001, no executive officer received compensation from or on behalf of the Company during any twelve month period valued, in the aggregate, in excess of $100,000. During such period Mrs. Tucker served as the Company's chief executive officer.

(b)      Summary Compensation Table

                  Annual Compensation                Awards                             Payouts
                                                              Securities
                                            Other             Underlying        Long             All
Name &                                      Annual            Restricted        Options &        Term
Principal                                   Compen- Stock     Stock Apprecia    Incentive        Compen
Position          Year     Salary   Bonus   -sation  Awards   -tion Rights      Payouts          -sation
--------          ----     ------   -----   -------  ------   ------------      -------          -------
Mrs. Tucker (1)   2002    $75,000  *       *        *                 *        *                *
Mr. Dornan (2)    2002    $9,838   *       $9,750 (2)*                *        *                *
Mrs. Lindsey(3)   2002    $3,852   *       *        *                 *        *                *
Mr. Wasserman(4)  2002    $3,230   *       $4,400   *                 *        *                *
-------


(1) Michelle Tucker has served as the president and chief executive office of the Company from the time it was reorganized as a holding company on February 12, 2001. Starting in January 2002, Pop Starz has agreed to provide Mrs. Tucker with aggregate annual compensation of $75,000, provided that it will be accrued until such time as all payments can be made solely from Pop Starz' operating profits.

(2) Effective July 1, 2002, the Company engaged Kevin W. Dornan, Esquire, as its securities counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share, which is currently 50% (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $700 per week in cash and (2) $400 per week in Common Stock. The equity portion is paid at the end of each month, and is paid by an equivalent amount of the Company's Common Stock calculated by using its average closing transaction price for the month then-ended or (until the Company's stock is publicly traded) the most contemporaneous sale price. Mr. Dornan serves as securities counsel to the Company with the consent of Yankees, subject to the provision that in the event of a conflict of interest, Mr. Dornan's duty of loyalty to Yankees will take priority.

(3) Vanessa Lindsey is compensated $10 per hour for her services as the Company's Secretary and Chief Administrative Officer.

(4) In July 2002, the Company engaged Adam Wasserman as its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's common stock is publicly traded, he will receive 2,000 shares per month (based on a per share value of $0.50).

*        None.

(c)      Options and Stock Appreciation Rights Grants Table

          Quantity of               Percentage of Total
          Securities                Options or Stock
          Underlying                Appreciation        Exercise
          Options & Stock           Rights Granted      or Base
          Appreciation              to Employees        Price Per     Expiration
Name      Rights Granted            In Fiscal Year      Share            Date

None

(d) Aggregated Option & Stock Appreciation Right Exercises and Fiscal Year-End Options & Stock Appreciation Right Value Table

                                          Number of
                                          Securities
                                          Underlying
                                          Options &         Value of
                                          Stock             Unexercised
                                          Appreciation      In-the-Money
          Shares                          Rights at         Options & Stock
          Acquired         Value          Fiscal            Appreciation Rights
Name      On Exercise      Realized       Year End         at Fiscal Year End
----      -----------      --------       --------         ------------------

None


(e)      Long Term Incentive Plan Awards Table

                                                  Estimated Future Payouts Under
         Number           Performance              Non-stock Priced Based Plans
         Of Shares        or Other Period
         Units or         Until Maturation     Threshold        Target   Maximum
Name     Other Rights     Or Payout            Shares           Shares   Shares
------- --------------    ----------------    ----------        ------- --------
None

(f)      Compensation of Directors

     Effective April 2002, the members of the Company's board of directors each receive: 1,250 shares of the Company's Common Stock per month served; plus 625 additional shares per month for service on the audit and executive committee, 313 shares per month for each additional committee of the board of directors on which they serve, and 250 additional shares for each committee of the board of directors on which they serve as chair; in addition, board members receive 125 shares for every board or committee meeting they attend in person and 63 shares for every board or committee meeting they attend by means other than in person; all shares par value $0.01. As of December 31, 2002, 106,125 shares have been issued to members of the Company's board of directors for their services.

Summaries of Current Explorations Employment Contracts:

Kevin W. Dornan,  Securities Counsel

     Effective July 1, 2002, the Company engaged Kevin W. Dornan, Esquire, as its securities counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share, currently 50% (based on the number of Yankees' clients for whom he is providing legal services), of (1) his current base salary of $ 700 per week in cash and (2) $ 400 per week in Common Stock. The equity portion is paid at the end of each month, and is paid by an equivalent amount of the Company's Common Stock calculated  by  using  the  average  closing  transaction  price  for the  month then-ended or (until the Company's stock is publicly traded) the most contemporaneous sale price.. A copy of Mr. Dornan's engagement agreement was filed as an exhibit to our Company's Form 10-SB. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits".

Adam Wasserman, Chief Financial Officer and Controller

     In July 2002, the Company engaged Adam Wasserman as its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's common stock is publicly traded, he will receive 2,000 shares per month (based on a per share value of $0.50). A copy of Mr. Wasserman's engagement agreement is filed as an exhibit to this Report. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits".

Summaries of Current Pop Starz Employment Contracts:

Michelle Tucker, President & Chief Executive Officer

     Effective January 25, 2002, Pop Starz entered into an employment agreement with Mrs. Tucker pursuant to which she is engaged as Pop Starz' president. The agreement is for a term of five years, with renewal thereafter from year to year unless either Pop Starz or Mrs. Tucker gives at least 60 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mrs. Tucker's services, Pop Starz has agreed to compensate her $75,000 per year, and all payments will be accrued until funds are available. A copy of Ms. Tucker's employment agreement was filed as an exhibit to our Company's 10-SB. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits".

Tawanna Hall-Charlton, Artistic Director

     Effective March 13, 2002, Pop Starz entered into an employment agreement with Ms. Hall-Charlton pursuant to which she is engaged as Pop Straz' artistic director. The agreement is "at will" and the parties agree that this agreement may be terminated by either party upon two weeks written notice. As consideration for Ms. Hall-Charlton's services, Pop Starz has agreed to compensate her $900 per week, payable in accordance with Pop Starz' usual schedule; A copy of Ms. Hall-Charlton's employment agreement was filed as an exhibit to our Company's 10-SB. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits".

Report of Re-Pricing of Options or Stock Appreciation Rights

     During the report period, to the best knowledge of our Company, the management did not re-price any options or stock appreciation rights previously granted to any of our Company's executive officers, whether by amendment, cancellation or replacement grants, or any other means.

     Our Company has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables disclose information concerning ownership of the Company's Common Stock by officers, directors and principal stockholders (holders of 5% or more of the Company's Common Stock). All footnotes follow the second table. The Company's currently outstanding shares of Common Stock, for purposes of these calculations, are calculated based on information available as of December 31, 2002, and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this Report. Consequently, the number of shares deemed outstanding for purposes of Table A will vary materially from those deemed outstanding for purposes of Table B.

(a)      Security Ownership of Certain Beneficial Owners

     As of March 31, 2003, the following persons (including any "group") are, based on information available to the Company, beneficial owners of more than five percent of the Company's Common Stock (its only class of voting securities). Of the number of shares shown in column 3, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this Report. For purposes of this Table 2,100,136 shares of the Company's Common Stock are assumed to be outstanding. Footnotes follow Table B.


                                                      Table A
                                              Principal Stockholders:

                  Name and                                             Amount and
                  Address of                                           Nature of                 Percent
Title             Beneficial                                           Beneficial                of
Of Class          Owner                                                Ownership (1)             Class
--------          -----                                                -------------             -----
Common            Michelle Tucker and affiliates                       1,336,582 (2)             64%
                  2500 North Military Trail, Suite 225-F
                  Boca Raton, Florida 33431


(b)      Security Ownership of Management

     As of March 31, 2003, the following Table discloses the Company's Common Stock (its only class of voting securities) other than directors' qualifying shares, beneficially owned by:

         *        all directors and nominees, naming them each;

         * each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B;

         * and all directors and executive officers of the Company as a group, without naming them.

     The Table shows in column 2 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this Report (none being applicable). For purposes of this Table, 2,100,136 shares of the Company's Common Stock are assumed to be outstanding (the actual number currently outstanding). Footnotes for Table A and Table B follow this Table.


                                                      Table B
                                         Security Ownership of Management:

Name and Address of                         Amount of                  Nature of                 Percent
Beneficial Owner                            Equity Owned (1)           Beneficial Ownership      of Class
----------------                            ----------------           --------------------      --------
Michelle Tucker and affiliates              1,336,582                  (2)                       64%
2500 North Military Trail, Suite 225-F
Boca Raton, Florida 33431

Vanessa H. Lindsey                          43,125                     Record and beneficial     2%
340 SE 55th Avenue
Ocala, Florida 33471

Steven Adelstein                             69,805                    Record and beneficial     3%
3200 West Oakland Park Blvd,
Lauderdale Lakes, Florida 33311

Kevin W. Dornan, Esq.                        27,680                    (3)                       1%
5001 Southwest 20th Street
Ocala, Florida 34474

Adam Wasserman                                16,000                   Record and beneficial     1%
1643 Royal Grove Way,
Weston, Florida 33327

All officers and directors as a group       1,493,192                  Record and beneficial     71%


--------
Footnotes to Tables A and B.

(1)      Common Stock.

(2) Mrs. Tucker holds 558,725 of the shares and 200,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker. 4,227 shares are held by Carrington Capital Corp., a Florida corporation owned by Mrs. Tucker. The Tucker Family Spendthrift Trust holds 573,630 of the shares. The Tucker Family Spendthrift Trust has as its beneficiaries Michelle Tucker, her husband Leonard M. Tucker, and Shayna and Montana, their minor daughters. Michelle and Leonard M. Tucker are the co-trustees who jointly hold voting and investment power for the shares owned by the Trust.

(3) Pursuant to the terms of Mr. Dornan's previous engagement agreement with the Company, he was paid 5,000 shares per month for May and June 2002. He is currently paid approximately $800 worth of stock per month, in addition to the cash component of his compensation (see "Part I, Item 6, Executive Compensation"). An additional 5,000 shares were issued to Mr. Dornan as an employee bonus from Yankees.

(c)      Changes in Control

     The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Directors, Nominees for Election as a Director, Executive Officers, Ten Percent+ Stockholders or Their Immediate Families

         During the period starting on February 12, 2001 and ending on December 31, 2002, the Company was a party to the following transactions in which:

         *        a director or executive officer of the Company,

         *        a nominee for election as a director,

         * a beneficial owner of ten percent or more of the Company's Common Stock, or

         *        any member of the immediate family of any of the foregoing had or will have a direct or indirect interest, and did not involve: rates or charges determined by competitive bids; services at rates or charges fixed by law or governmental authority; services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture; or, similar services:

                                    Relationship                       Nature of                          Amount
                                    to the                             Interest in the                    of Such
Name                                Company                            Transaction                        Interest
----                                -------                            -----------                        --------
Yankees or its designees            Ten percent+ stockholders          Revolving loan agreement           (1)
Carrington Capital Corp.            Landlord                           Sublease of Office Space           $1700 monthly
--------

(1) In consideration for $50,000 in future loans to be made by Yankees or its designees to the Company under a revolving loan agreement, Yankees or its designees will hold convertible bonds that permit them to ultimately acquire shares of the Company's outstanding or reserved Common Stock (all reserved Common Stock being treated as outstanding for purposes of such calculation) equal to 20% of the Company's outstanding or reserved Common Stock, immediately following complete conversion of $50,000 in principal of the bonds, regardless of the quantity of Common Stock involved. The bonds may be subdivided by the holders into $1,000 principal amount bonds, with the underlying securities into which they are converted being either Common Stock, or shares of the Company's Class A Non-Voting, Convertible Preferred Stock which are in turn convertible into the requisite amount of the Company's Common Stock. If the bondholders converted in full as of December 31, 2002, the number of common shares issuable would have been approximately 662,500. Yankees has agreed to loan the Company up to $100,000 on a revolving basis [including the $50,000 in convertible bonds], and the Company has agreed to pledge all of its assets as collateral for such loans. Loans under the revolving loan agreement call for payment of interest at the rate of 2% over the prime rate charged from time to time by Citibank, N.A. A copy of the loan agreement was filed as an exhibit to our Company's 10-SB. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits". The rights to the bonds have been assigned by Yankees to the TFST (2) and CFST (3).

(2) The TFST (Tucker Family Spendthrift Trust) has as its beneficiaries Michelle Tucker, her husband Leonard M. Tucker, and Shayna and Montana, their minor daughters. Michelle and Leonard M. Tucker are the co- trustees who jointly hold voting and investment power for the shares owned by the Trust.

(3)  The CFST (Calvo Family Spendthrift Trust) has as its beneficiaries  William
     A. Calvo, III and his wife, Cyndi Noyes Calvo, together with their three minor sons William, Alex and Edward. Mrs. Calvo is the sole trustee who holds voting and investment power for the shares owned by the Trust.

Parents of the Company

     As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly, or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. Based on such definitions, Mrs. Tucker is the Company's promoter and parent. Mrs. Tucker and her affiliates should be deemed as the control persons of the Company.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601of Regulation S-B

     The response to this Item as contained in our Company's report on Form 10-SB is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in our Company's: reports on Form 10-QSB for the quarters ended September 30, 2002. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation                Page
of Exhibit                 Number
as Set Forth               or Source of
in Item 601 of             Incorporation
Regulation S-B             By Reference     Description

(1)                                         Underwriting Agreement

(2)                                         Plan of acquisition, reorganization,
                                            arrangement, liquidation or
                                            succession:

(3) (i)                                     Articles of incorporation:
         .1                (1)              Certificate of Incorporation, dated
                                            February 12, 2001.
         .2                (1)              Certificate of Designation:
                                            Preferences & Rights of  Class A
                                            Non-Voting, Convertible Preferred
                                            Stock, dated May 1, 2002.
         .3                (1)              Certificate of Amendment, dated
                                            August 9, 2002

         (ii) Bylaws:
         .4                (1)              ByLaws of the Corporation

(4) Instruments defining the rights of holders, including indentures:

         .1 Non-Qualified Stock Option & Stock Incentive Plan, Effective as of April 8, 2002
         .2 Bond Purchase Option Agreement with the Yankee Companies, LLC., dated April 9, 2002.

(5)                                        Opinion re: legality

(8)                                        Opinion re: tax matters

(9)                                        Voting trust agreement

(10)                                       Material contracts
         .2                (1)             Employment Agreement with Michelle
                                           Tucker, dated January 25, 2002.
         .3                (1)             Employment Agreement with Tawanna
                                           Hall-Charlton, dated March 14, 2002.
         .5                (1)             Engagement Agreement with Kevin W.
                                           Dornan, dated April 30 2002.
         .7                (1)             Assignment of Lease and Amendment,
                                           with Gaedeke Holdings, Ltd., dated
                                           May 22, 2002.
         .8                (1)             Exchange Agreement with Calvo Family
                                           Spendthrift Trust, dated May 29,2002.
         .9                (1)             Independent Contractor's Agreement
                                           with Bally Total Fitness Corporation,
                                           dated April 29, 2002.
         .10               (1)             Debt Exchange Agreement with Yankees,
                                           Calvo Family Spendthrift Trust,
                                           and Tucker Family Spendthrift Trust,
                                           dated May 31, 2002.
         .11               (1)             Corporate Director's Agreement with
                                           Vanessa H. Lindsey, dated April 8,
                                           2002.
         .12               (1)             Revolving Loan Agreement with Yankees
                                           LLC, dated May  6, 2002.
         .13               (1)             Amended Engagement Agreement with
                                           Kevin W. Dornan, dated July 1, 2002
         .14                               Employment Agreement with Adam
                                           Wasserman, dated July 25, 2002.
         .15                               Facility Use Agreement with Zone of
                                           Coral Gables, dated January 13,
                                           2003.
         .16                               Facility Use Agreement with the Grid
                                           Iron of Weston, dated November
                                           9, 2002.

(11)                                       Statement re computation of per
                                           share earnings

(13)                                       Annual or quarterly reports,
                                           Form 10-QSB:

(15)                                       Letter on unaudited interim financial
                                           information

(16)                                       Letter on change in certifying
                                           accountant

(17)                                       Letter on director resignation:

(18)                                       Letter re change in accounting
                                           principals

(19)                                       Reports furnished to securityholders

(20) Other documents or statements to security holders or any document incorporated by reference

(21)                                       Subsidiaries of the Registrant

(22)                                       Published report regarding matters
                                           submitted to vote

(23)                                       Consent of experts and counsel

(24)                                       Power of attorney

(25)                                       Statement re eligibility of trustee

(26)                                       Invitation for competitive bids

(27)                                       Financial data schedule

(99)                                       Additional Exhibits
         .1                (1)             Florida Trademark Application, dated
                                           March 29, 2002.
         .2                (1)             Trademark/Service Mark Application,
                                           dated April 2, 2002.
         .3                (1)             Audit Committee Charter, dated
                                           May 29, 2002.
         .4                                Certification of CEO Pursuant to
                                           Section 906 of Sarbanes-Oxley Act of
                                           2002
         .5                                Certification of CFO Pursuant to
                                           Section 906 of Sarbanes-Oxley Act of
                                           2002
         .6                                Audit Committee Report

-------
*        Not applicable
**       None

(1) Filed as an exhibit to our Company's Report on 10-SB dated June 13, 2002, bearing the exhibit designation number shown above, incorporated by reference herein as permitted by Commission Rule 12b-23.

Reports on Form 8-K Filed During Quarter Ended December 31, 2002

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.          CONTROLS & PROCEDURES.

     Based on their evaluation of our Company's controls and procedures within the last 90 days, our Company's chief executive officer and principal financial officer have concluded that such controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions have been necessary with regard to significant deficiencies or material weaknesses.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

         Dated:    March 31, 2003
                                             Explorations Group, Inc.

                                            By: /s/ Michelle Tucker /s/
                                        President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

Signature                      Date                Title

/s/ Michelle Tucker/s/         March 31, 2003      President, Chief Executive
                                                   Officer, Director, Chairman
                                                   of the Board
/s/ Vanessa H. Lindsey/s/      March 31, 2003      Secretary & Director
/s/ Adam Wasserman /s/         March 31, 2003      Chief Financial Officer &
                                                   Controller
/s/ Steve Adelstein /s/        March 31, 2003      Director & Audit Committee
                                                   Chair

CERTIFICATIONS

I, Michelle Tucker, the Chief Executive Officer of Explorations Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Explorations Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michelle Tucker
Michelle Tucker, Chief Executive Officer

CERTIFICATIONS

I, Adam Wasserman, Chief Financial Officer of Explorations Group, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Explorations Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer

                             Additional Information

                            Explorations Group, Inc.
                                   Registrant

 Crystal Corporate Center; 2500 North Military Trail, Suite 225-D; Boca Raton,
                                  Florida 33431
 Telephone Number: (561) 998-2032; Facsimile Transmission (561) 998-3425; E-mail
                           Info@explorationsgroup.com
                             Corporate Headquarters

 Michelle Tucker, President & Chief Executive Officer; Vanessa H. Lindsey,
                        Secretary & Chief Administrative
                   Officer; Kevin W. Dornan, Esquire, Counsel;
              Adam Wasserman, Chief Financial Officer & Controller
                                     ------
                                    Officers


 Michelle Tucker, Chairman of the Board; Vanessa H. Lindsey and Steve Adelstein
                                     ------
                               Board of Directors


      Salberg & Company, P.A. Certified Public Accountants and Consultants
                         20283 State Road 7, Suite 300
                            Boca Raton, Florida 33498
 Telephone (561) 995-8270: Facsimile Transmission (561) 995-1920
                            E-mail info@salbergco.com
                         Independent Public Accountants


                      Florida Atlantic Stock Transfer, Inc.
                               7130 Nob Hill Road;
                             Tamarac, Florida 33321
         Telephone (954) 726-4954: Facsimile Transmission (954) 726-6305
                                 Transfer Agent


     Exhibits to this Form 10-KSB are available on the Commission's web site located at www.sec.gov in the EDGAR archives, on our Company's website located at www.explorationsgroup.com and will be provided without charge to stockholders of our Company upon written request addressed to Vanessa H. Lindsey, Secretary; Explorations Group, Inc.; 5185 Southeast 20th Street; Ocala, Florida 34471.

     The Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Stockholders nor has it passed upon its accuracy or adequacy.