Form 10QSB
period 2003-03-31
EXPLORATIONS GROUP INC
filed 2003-05-16
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: March 31, 2003
                        Commission file number: 000-49864


                            EXPLORATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                                 65-10892
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                           2500 North Military Trail, Suite 225-D, Boca
                               Raton, FL 33431 (Address of principal
                                     executive offices)
                                      33431

                                 (561) 998-2032
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X                   No ____
                                                 -----


On April 25, 2003, the issuer had outstanding 2,106,762 shares of common stock, $.01 par value per share.




                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2003

                                      INDEX



                                                                                                          Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2003....................................................................      3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2003 and 2002.......................                     4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2003 and 2002..........................                  5

         Condensed Notes to Consolidated Financial Statements......................................           6-7

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations.............................................................................. 8-13

         Item 3 - Controls and Procedures...................................................................    13

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings........................................................................     14

         Item 2 - Changes in Securities and Use of Proceeds........................................             14

         Item 3 - Default Upon Senior Securities.......................................................         14

         Item 4 - Submission of Matters to a Vote of Security Holders...........................                14

         Item 5 - Other Information........................................................................     14

         Item 6 - Exhibits and Reports on Form 8-K...................................................           14

         Signatures...........................................................................................  15







                         Explorations Group, Inc. and Subsidiary
                                 Consolidated Balance Sheet
                                       March 31, 2003
                                         (Unaudited)
                                           Assets


Property and equipment, net of accumulated depreciation of $2,754                                                $ 14,233
                                                                                                                ____________________

Total Assets                                                                                                     $ 14,233
                                                                                                               =====================

                            Liabilities and Stockholders' Deficit

Current Liabilities
  Cash overdraft                                                                                                  $ 2,606
  Loans payable - related parties                                                                                  90,127
  Accrued interest - related parties                                                                                2,133
  Accounts payable                                                                                                  5,256
  Accrued expenses                                                                                                 87,905
  Unearned revenues                                                                                                13,825
                                                                                                                _________________

Total Current Liabilities                                                                                         201,852

Stockholders' Deficit
  Preferred stock ($0.01 par value, 1,500,000 shares authorized,
    Class A nonvoting, convertible preferred stock (500,000 shares authorized,
      23,589 issued and outstanding)                                                                                  236
  Common stock ($0.01 par value, 10,000,000 shares authorized,
    2,100,136 issued and outstanding)                                                                              21,001
  Common stock issuable (5,575 shares)                                                                                 56
  Additional paid-in capital                                                                                      403,269
  Accumulated deficit                                                                                            (593,056)
  Deferred compensation                                                                                           (19,125)
                                                                                                              ______________________

Total Stockholders' Deficit                                                                                      (187,619)
                                                                                                               ---------------------
Total Liabilities and Stockholders' Deficit                                                                      $ 14,233
                                                                                                               =====================




                 See accompanying notes to consolidated financial statements

                                             -3-

                     Explorations Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                    (unaudited)


                                                   For the Three Months Ended
                                                        March 31, 2003
                                                _______________  _______________

                                                     2003                   2002
                                                ________________________________

Revenues                                         $ 42,850                 $ 400
                                                ________________________________

Operating Expenses

  Advertising                                       3,493                  2,330

  Compensation                                     38,231                 12,772

  General and administrative                       48,001                  6,850

  Studio Rental                                    12,728                  1,000

  Professional fees                                 3,652                  1,050
                                                ________________________________

Total Operating Expenses                          106,105                 24,002
                                                ________________________________

Loss from operations                              (63,255)              (23,602)

Other Income (Expense)

    Other Income                                     2,219                 1,686
    Interest Expense                                (2,133)                  -
                                             ___________________________________

Total Other Income (Expense)                          (86)                 1,686
                                             ___________________________________

Net Loss                                        $ (63,169)            $ (21,916)
                                             ============--=====================


Net loss per share - basic and diluted           $ (0.03)                   $ -
                                             ===================================



Weighted average number of shares outstanding

during the period - basic and diluted           2,093,899              1,500,000
                                         =====================--================




           See accompanying notes to consolidated financial statements

                                       -4-


                     Explorations Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                                       For the Three Months Ended
                                                                                                  March 31,
                                                                                                 (unaudited)
                                                                                ____________________________________

                                                                                         2003                  2002
                                                                                ____________________________________

Cash Flows From Operating Activities:

Net loss                                                                              $ (63,169)           $ (21,916)

  Adjustments to reconcile net loss to net cash used in

    operating activities:

  Depreciation                                                                              750                  -

  Stock based compensation, advertising and outside services                             14,637                  -


Increase (decrease) in:

  Accrued interest - related parties                                                      2,133                   -
  Accounts payable                                                                       (6,953)              (1,262)
  Accrued expenses                                                                       18,604               12,989
  Unearned revenue                                                                          (31)                   -
                                                                                _______________________________________

Net Cash Used In Operating Activities                                                   (34,029)             (10,189)
                                                                                _______________________________________
Cash Flows from Financing Activities:

  Bank overdraft                                                                           2,606                    -

  Loan proceeds from related parties                                                      27,000               16,000
                                                                                ________________________________________

Net Cash Provided By Financing Activities                                                 29,606               16,000
                                                                                ________________________________________

Net (Decrease) Increase in Cash                                                           (4,423)               5,811

Cash - Beginning of Year                                                                   4,423                1,044
                                                                                ________________________________________

Cash - End of Year                                                                           $ -              $ 6,855
                                                                                  ====================--===================---------

Cash Paid During the Year for Interest and Taxes:

    Income Taxes                                                                                  $ -                  $ -
                                                                                  ====================--===================---------

    Interest                                                                                      $ -                  $ -
                                                                                  ====================--===================---------

           See accompanying notes to consolidated financial statements

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Explorations Group, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

Note 2  Loans Payable - Related Parties

During the three months ended March 31, 2003, the Company borrowed a total of $27,000 from the Tucker Family Spendthrift Trust ("TFST"). These loans are due one year from the date of issuance and bear interest at prime plus 2%. As of March 31, 2003, total loans due to TFST and Calvo Family Spendthrift Trust ("CFST") aggregate $67,000.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)





Note 3   Stockholders' Deficit

Common Stock

During January 2003, the Company issued 3,460 shares of its common stock that had been issuable as of December 31, 2002.

During the three months ended March 31, 2003, the Company issued 16,525 (5,575 of which are issuable as of March 31, 2003) shares of common stock to consultants and employees for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $8,262 or $.50 per share based on a recent conversion rate of debt that occurred in September 2002, and the Company recorded compensation expense in this amount during the three months ended March 31, 2003.


Note 4 Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a net loss of $63,169 for the three months ended March 31, 2003, have an accumulated deficit of $593,056 and a stockholders' deficit of $187,619 at March 31, 2003, have cash used in operations of $34,029 and a working capital deficiency of $201,852 for the three months ended March 31, 2003, and require additional funds to implement our new business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

Management is taking steps to address this situation. We are in the process of implementing our new business plan. Our loan agreement with Yankees remains open as well. We believe the actions we are taking allow us to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)





Note 5 Subsequent Events

On April 3, 2003, CFST exchanged 101,849 shares of the Company's common stock held by CFST for 5,092 shares of the Company's Class A non-voting Convertible
Preferred Stock. CFST then exchanged 5,145 shares of Class A Convertible Preferred Stock for 102,900 shares of the Company's common stock.

On April 14, 2003, the Company issued 5,575 shares that had been recorded as issuable as of March 31, 2003.


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

The long-term development of Pop Starz is expected to involve at least three distinct phases, each contingent on the success of the preceding phases. During the initial phase, expected to take up to three years, Pop Starz intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. Pop Starz is currently offering classes in 14 facilities and is concentrating on providing a complete schedule of classes that are fully enrolled. There are no additional costs involved in filling our current classes other than routine advertising expenses. If additional classes become necessary (which cannot be determined at this time), the only costs involved would be additional hourly facility use fees of up to $50 per hour and fees for any additional  instructors  ($25-$50  per  class).  Pop Starz is  concentrating  in particular on its dance program, and has begun the process of completing an application for a talent agency license in the State of Florida. The costs involved will be the application fees of approximately $750 and the $100 cost of obtaining the required bond in the amount of $5,000. Additionally, Pop Starz expects to produce a Hip-Hop instructional video and to develop and market clothing, especially dance and exercise-related apparel and accessories, initially for use by its students but eventually for general retail sale. Pop Starz has not yet begun to implement these enterprises. Accordingly, costs cannot currently be determined.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

For the three months ended March 31, 2003, we generated revenue of $42,850 from our Pop Starz dance classes and workshops. For the three months ended March 31, 2003, we incurred advertising expenses of $3,493. For the three months ended March 31, 2003, we incurred compensation expense of $38,231, professional fees of $3,652, and studio rental fees of $12,728. We incurred other general and administrative expenses of $48,001, which consisted of $27,378 of expenses directly related to our Pop Starz classes and workshops, office rent of $4,126 and $16,497 in other expenses such as consulting, office supplies, communications and insurance.

For the three months ended March 31, 2002, our operations were nominal and consisted of operating expenses of approximately $24,000 incurred in maintaining our corporate existence.

The Company reported losses for the three months ended March 31, 2003 and 2002 of $63,169 and $21,916, respectively. This translates to a per share loss of ($.03) and ($.00) for the three months ended March 31, 2003 and 2002, respectively.

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

We are confident that through our revolving loan arrangements with the Yankee Companies, LLC ("Yankees")(see below), and through income generated from operations, we will be able to meet our cash requirements and implement the initial phase of our business development plan, without required outside debt or equity funding. Yankees has committed to providing us with up to $100,000 in funding during the next fifteen (15) months. In addition, we raised approximately $53,109 under a private placement that was concluded in early June 2002. Additionally, debt amounting to $33,833 was converted into preferred and common shares.

To date, our other efforts to meet our cash requirements have included the following:

On February 11, 2002, we borrowed $5,000 from two parties, Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust. The notes of $2,500 each were interest bearing at prime plus 2% and were due in one year. These funds were used for working capital purposes. In June 2002, we converted these loans and accrued interest into 51,008 shares of common stock as follows:

                                             Amount of       Number of
                                             Loan Plus       Shares Received
Name of Noteholder                           Interest        Upon Conversion

Tucker Family Spendthrift Trust              $2,550                25,504
Calvo Family Spendthrift Trust               $2,550                25,504

Additionally, through March 31, 2003, we borrowed an additional $61,000, $6,000 and $7,000 from the Tucker Family Spendthrift Trust, the Calvo Family Trust and Blue Lake Capital, respectively. These notes are interest-bearing at prime plus 2% and are due in one year. These funds were used for working capital purposes.

On April 9, 2002, we signed a loan agreement with Yankees, to borrow up to $100,000 in $1,000 increments. The loan agreement was for a term of 730 days renewable in one-year increments and each loan drawn had a one year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans were secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), we amended our April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under a consulting agreement and a prior loan agreement. The amendment also canceled the consulting agreement. In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, we amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bond holder's option, the bonds are convertible into an amount of our common stock equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of March 31, 2003, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights of the bonds were assigned by Yankees to the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust in equal shares. Through March 31, 2003, the Company had borrowed $42,020 under these promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock. These funds were used for working capital purposes.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a net loss of $63,169 for the three months ended March 31, 2003, have an accumulated deficit of $593,056 and a stockholders' deficit of $187,619 at March 31, 2003, have cash used in operations of $34,029 and a working capital deficiency of $201,852 for the three months ended March 31, 2003, and requires additional funds to implement our new business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

Management is taking steps to address this situation. We are in the process of implementing our new business plan. Our loan agreement with Yankees remains open as well. We believe the actions we are taking allow us to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

During January 2003, the Company issued 3,460 shares of its common stock that had been issuable as of December 31, 2002.

During the three months ended March 31, 2003, the Company issued 16,525 (5,575 of which are issuable as of March 31, 2003) shares of common stock to consultants and employees for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $8,262 or $.50 per share based on the contemporaneous sale price, the Company recorded compensation expense in this amount.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits and Index of Exhibits

                  99.1 - Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 99.2 - Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  None

SIGNATURES

In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EXPLORATIONS GROUP, INC.
Dated:  May 15, 2003                                 By:  /s/  Michelle Tucker
                                 President, Chief Executive Officer and Director

Dated:  May 15, 2003                                 By:  /s/ Adam Wasserman
                                                             Adam Wasserman
                                          Chief Financial Officer and Controller

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ Michelle Tucker
Michelle Tucker, Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer