Form 10QSB
period 2003-06-30
EXPLORATIONS GROUP INC
filed 2003-08-18
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal quarter ended: June 30, 2003
                        Commission file number: 000-49864


                            EXPLORATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 65-1089222
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


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

                                            Yes    X                   No ____


On July 31, 2003, the issuer had outstanding 2,123,467 shares of common stock, $.01 par value per share.


                                                EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                                                              FORM 10-QSB
                                                 QUARTERLY PERIOD ENDED JUNE 30, 2003

                                                                 INDEX

                                                                                                          Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of June 30, 2003......................................................                 3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2003 and 2002.............................    4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2003 and 2002..............................             5

         Condensed Notes to Consolidated Financial Statements.............................................6-8

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations.........................................................................  8-14

         Item 3 - Controls and Procedures.................................................................  14

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...................................................................      15

         Item 2 - Changes in Securities and Use of Proceeds.................................................15

         Item 3 - Default Upon Senior Securities.........................................................   15

         Item 4 - Submission of Matters to a Vote of Security Holders.................................      15

         Item 5 - Other Information...................................................................      15

         Item 6 - Exhibits and Reports on Form 8-K.......................................................   15

         Signatures......................................................................................   16





                                       -2-

                     Explorations Group, Inc. and Subsidiary
                            Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)
                                      Assets
Current Assets
  Cash                                                                                               $ 1,206
                                                                                                __________________
Total Current Assets                                                                                   1,206
Property and equipment, net of accumulated depreciation of $3,504                                     13,483
                                                                                                __________________

Total Assets                                                                                        $ 14,689
                                                                                                ===================



                      Liabilities and Stockholders' Deficit

Current Liabilities
 Notes and loans payable - related parties                                                         $ 143,399
Accrued interest payable - related parties                                                             3,093
  Accounts payable                                                                                     5,040
  Accrued expenses                                                                                   107,289
  Customer deposits                                                                                    8,956
  Unearned revenues                                                                                    2,500
                                                                                                ___________________
Total Current Liabilities                                                                            270,277

Stockholders' Deficit

  Preferred stock ($0.01 par value, 1,500,000 shares authorized,
    Class A nonvoting, convertible preferred stock (500,000 shares authorized,
      23,536 issued and outstanding)                                                                     235
  Common stock ($0.01 par value, 10,000,000 shares authorized,
    2,112,477 issued and outstanding)                                                                 21,125
  Common stock issuable (10,990 shares)                                                                  110
  Additional paid-in capital                                                                         411,445
  Accumulated deficit                                                                               (675,753)
  Deferred compensation                                                                              (12,750)
                                                                                                ____________________
Total Stockholders' Deficit                                                                         (255,588)
                                                                                                ____________________
Total Liabilities and Stockholders' Deficit                                                         $ 14,689
                                                                                                ================



            See accompanying notes to consolidated financial statements

                                       -3-


                     Explorations Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                       For the Three Months Ended             For the Six Months Ended

                                                       June 30,                              June 30,

                                                         2003               2002               2003               2002

                                                     (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

Revenues                                                   $ 45,131           $ 25,467           $ 87,981           $ 25,867
Operating Expenses
  Advertising                                                 6,460             23,510              9,953             25,840
  Compensation                                               47,963             37,471             86,194             50,243
  Other Selling, General and Administrative                  39,375             34,081             87,376             40,931
  Studio Rental                                              13,965              8,320             26,693              9,320
  Professional fees                                          19,320             10,569             22,972             11,619
                                                        __________________________________________________________________________
Total Operating Expenses                                    127,083            113,951            233,188            137,953
                                                        __________________________________________________________________________
Loss from operations                                        (81,952)           (88,484)          (145,207)          (112,086)

Other Income (Expense)


    Other Income                                                  -                  -                  -              1,686
    Gain on Settlement of Debt                                  215                  -              2,434                  -
    Interest Expense                                           (960)              (327)            (3,093)              (327)
                                                        __________________________________________________________________________
Total Other Income (Expense)                                   (745)              (327)              (659)             1,359
                                                        __________________________________________________________________________

Net Loss                                                  $ (82,697)         $ (88,811)        $ (145,866)        $ (110,727)
                                                        =================--=================--=================--=================



Net loss per share - basic and diluted                      $ (0.04)           $ (0.05)           $ (0.07)           $ (0.07)
                                                        =================--=================--=================--=================

during the period - basic and diluted                     2,103,836          1,713,963          2,098,923          1,607,572
                                                        =================--=================--=================--=================



           See accompanying notes to consolidated financial statements

                                       -4-


                     Explorations Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                                                                  For the Six Months Ended

                                                                                       June 30,

                                                                                         2003                  2002

Cash Flows From Operating Activities:
Net loss                                                                              $ (145,866)          $ (110,727)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation                                                                             1,500                    -
  Stock based compensation, advertising and outside services                              29,365                5,922
Changes in assets and liabilities                                                                                 (80)
Increase (decrease) in:
  Accrued interest - related parties                                                       3,093                    -
  Customer deposits                                                                        8,956                    -
  Accounts payable                                                                        (7,169)               2,344
  Accrued expenses                                                                        37,988               37,554
  Unearned revenue                                                                       (11,356)              11,487
                                                                                        ___________________________________
Net Cash Used In Operating Activities                                                    (83,489)             (53,500)
                                                                                        ___________________________________
Cash Flows from Investing Activities:
  Purchase of propery and equipment                                                            -              (13,773)
Cash Flows from Financing Activities:
  Bank overdraft                                                                               -                    -
  Proceeds from sale of stock                                                                                  53,169
  Loan proceeds from related parties                                                      81,772               44,293

 Repayments to related parties                                                            (1,500)                   -
                                                                                        ___________________________________
Net Cash Provided By Financing Activities                                                80,272               97,462
                                                                                        ___________________________________
Net (Decrease) Increase in Cash                                                           (3,217)              30,189
Cash - Beginning of Year                                                                   4,423                1,044
                                                                                        ___________________________________
Cash - End of Period                                                                     $ 1,206             $ 31,233
                                                                                  ====================--===================

Cash Paid During the Year for Interest and Taxes:

    Income Taxes                                                                                  $ -                  $ -
                                                                                  ====================--===================

    Interest                                                                                      $ -                  $ -
                                                                                  ====================--===================


           See accompanying notes to consolidated financial statements

                                       -5-




                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED NOTES TO FINANCIALS STATEMENTS


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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Explorations Group, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

Note 2  Notes and Loans Payable - Related Parties

(a) Notes Payable

On February 11, 2002, the Company borrowed $5,000 from two parties, the Tucker Family Spendthrift Trust ("TFST"), a related party through the spouse of the Company's president, and the Calvo Family Spendthrift Trust ("CFST"). The notes of $2,500 are bearing interest at prime plus 2% and were due in one year. The notes are secured by all present and future assets of the Company. In June 2002, the Company converted these notes and accrued interest totaling $5,101 into 51,008 shares of common stock. Additionally, through June 30, 2003, the Company has borrowed an additional $97,600 and $13,672 from the TFST & CFST, respectively. During the six months ended June 30, 2003, the Company has repaid $1,500 to TFST. These notes of $111,272 are interest bearing at prime plus 2% and are due in one year from date of notes. During the quarter ended June 30, 2003, two of these notes totaling $5,655 reached maturity and are in default. The holder of these notes has indicated that it is their intent to extend the due date of these notes for a period of one year from the original maturity and not request a demand for payment.

(b) Loans Payable

On April 9, 2002, the Company signed a loan agreement to borrow up to $100,000 in $1,000 increments from Yankee Companies, L.L.C ("Yankees") a company affiliated through common ownership. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one-year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), the Company amended its April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under the consulting agreement and the prior $100,000 loan agreement discussed above. The amendment also cancels the consulting agreement.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED NOTES TO FINANCIALS STATEMENTS (Continued)


Note 2 - Notes and Loans Payable- Related Parties (Continued)

(b) Loans Payble (continued)

In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of common stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of June 30, 2003, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights to the bonds were assigned by Yankees LLC to the Tucker Family
Spendthrift Trust and the Calvo Family Spendthrift Trust in equal shares. At June 30, 2003, the Company had borrowed approximately $42,020 under these promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock in 2002. The amount due to Yankees under this agreement as of June 30, 2003 was $16,127. These loans are secured by all present and future assets of the Company.

At June 30, 2003, the Company borrowed $9,000 from its President, Michelle Tucker. The note of $9,000 bears interest at prime plus 2% and is due in one year and is unsecured.

Accrued interest related to these notes and loans amounted to $3,093 at June 30, 2003.

At June 30, 2003, the Company had a concentration of related party debt totaling $129,561 which was equivalent to 90.45 % of all notes and loans currently outstanding.

Note 3   Stockholders' Deficiency

In April 2003, the CFST exchanged 101,849 shares of their common stock for 5,092 shares of preferred stock. Additionally, in April 2003, the CFST exchanged 5,145 shares of their preferred stock for 102,900 shares of common stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

During the three months ended June 30, 2003, the Company issued 16,705 shares of common stock to directors and employees for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $8,353 or $.50 per share based on the contemporaneous sale price, the Company recorded compensation expense in this amount. At June 30, 2003, 10,990 of these shares had not been issued. These shares are included in common stock issuable at June 30, 2003 (see Note 5). All issuable shares are included in earnings per share calculations.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)

Note 4 Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a net loss of $145,866 and net cash used in operations of $83,489 for the six months ended June 30, 2003, an accumulated deficit of $675,753 and a working capital deficiency of $269,071 at June 30, 2003, and require additional funds to implement our new business plan. Additionally, in July 2003, the Calvo Family Spendthrift Trust ceased providing any additional funding to the Company. These conditions raise substantial doubt about our ability to continue as a going concern.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan and conducted a nonpublic offering to raise additional funds. In early June 2002, we raised proceeds of $53,169 from the sale of preferred and common stock in connection with that private placement and continue to seek additional sources of capital. Our loan agreement with Yankees remains open as well. We believe the actions we are taking allow us to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 5 Subsequent Events

During July 2003, the Company issued 10,990 shares of its common stock that were recorded as issuable as of June 30, 2003 (see Note 3).

During July 2003, TFST issued two $3,000 notes to the Company. These notes are due in one year and bear interest at the prime rate plus two percent.

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

OVERVIEW The Company (through its operating subsidiary's predecessors and affiliates) historically engaged in the business of developing, operating, licensing and franchising large children's entertainment, restaurant, education and physical fitness centers. During 2001, the Company pursued discussions with several companies to develop programs in children's entertainment and education, but none of those discussions resulted in a definitive transaction. Because of its experience in these areas, the Company also sought to develop capabilities to provide consulting services to other companies interested in developing programs in these areas. When a licensee in New Jersey, whose operations were material to the proposed consulting activities, closed, however, the proposed consulting enterprise was abandoned, and the Company instead developed the concept for Pop Starz' current operations. -8-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (continued)

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

Because the Company has tried to minimize its operating expenses and is receiving access to office facilities, personnel and equipment in Boca Raton, Florida on an as-needed cost basis (including the sublease of its office space in Boca Raton), its management believes that it can develop its business with a minimum of capital requirements. Access to additional development capital, however, could materially increase the speed at which its current business plans could be developed. The bulk of any funds that become available to the Company through operating income or any other source during the next twelve months will probably be used for marketing and advertising. Other than through the private placement that was concluded in June 2002, the Company has not developed plans to obtain additional capital through sales of its securities, having elected to defer such decision until it determines whether to expand.

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

The long-term development of Pop Starz is expected to involve at least three distinct phases, each contingent on the success of the preceding phases. During the initial phase, expected to take up to three years, Pop Starz intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. Pop Starz is currently offering classes in 12 facilities and are concentrating on providing a complete schedule of classes that are fully enrolled. There are no additional costs involved in filling our current classes other than routine advertising expenses. If additional classes become necessary (which cannot be determined at this time), the only costs involved would be additional hourly facility use fees of up to $50 per hour and fees for any additional instructors ($25-50 per class). Pop Starz is concentrating in particular on its dance program, and has begun the process of completing an application for a talent agency license in the State of Florida. The costs involved will be the application fees of $750 and the $100 cost of obtaining the required bond in the amount of $5,000. Additionally, Pop Starz expects to produce a Hip-Hop instructional video and to develop and market clothing, especially dance and exercise-related apparel and accessories, initially for use by its students but eventually for general retail sale. Pop Starz has not yet begun to implement these enterprises. Accordingly, costs cannot currently be determined.

Predicated on the success of the initial phase, the second stage of Pop Starz' business development plan is expected to involve development of a license program in the State of Florida, limited to its dance and recreational programs, with modeling and talent agency services retained at the corporate level. Pop Starz will begin the second stage of its business development with its expansion into the Orlando, Florida area beginning September 1, 2003. The final phase of Pop Starz' business development plan, predicated on success of the second stage, is anticipated to involve expansion of the proposed franchise program on a national basis. Because of the material increase in marketing expenses and the recruitment of prospective franchisees as well as the personnel requirements associated with implementation of the second and third stages of Pop Starz' proposed business plans, such plans should be considered highly speculative at this time and costs estimates are not currently available.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

For the six months ended June 30, 2003, we generated revenue of $87,981 from our Pop Starz dance classes and workshops compared to revenues of $25,867 for the six months ended June 30, 2002. For the six months ended June 30, 2002, we began generating revenues in May 2002.

For the six months ended June 30, 2003, advertising expense amounted to $9,953 as compared to $25,840 for the six months ended June 30, 2002, a decrease of $15,887. For the six months ended June 30, 3002, we incurred additional radio and newspaper advertising expense in order to generate customers for out initial classes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (continued)

SIX MONTHS  ENDED JUNE 30,  2003  COMPARED  TO SIX  MONTHS  ENDED JUNE 30,  2002
(continued)

For the six months ended June 30, 2003, compensation expense amounted to $86,194 as compared to $50,243 for the six months ended June 30, 2002, an increase of $35,951. The increase is attributable to an increase in administrative staff and production staff required due to our revenue growth.

For  the  six  months  ended  June  30,  2003,   other   selling,   general  and
administrative  expense  amounted  to $87,376 as compared to $40,931 for the six months ended June 30, 2002, an increase of $46,445.  General and  administrative expenses consisted of the following:
                                                     For the Six Month         For the Six Months
                                                             Ended                   Ended
                                                        June 30, 2003                June 20, 2002

     Production and workshop costs                   $           43,633       $            23,118
     Rent                                                         9,584                     1,523
     Other selling, general and administrative                   34,159                    16,290
                                                                __________________________________

     Total                                           $           87,376       $           $40,931
                                                                ==================================

Our production and workshop costs primarily increased due to increase in classes that we offer and the need for additional dance instructors. We began paying rent in May 2002. Other selling, general and administrative expenses which consist of insurance expense, travel and entertainment, office expenses and other expenses, increased due to expansion of our operations.

For the six months ended June 30, 2003, studio rental expenses amounted to $26,693 as compared to $9,320 for the six months ended June 30, 2002, an increase of $17,373. We began renting studio space in May 2002.

For the six months ended June 30, 2003,  professional  fees expense  amounted to
$22,972 as  compared  to  $11,619  for the six months  ended June 30,  2002,  an
increase  of  $11,353.   The  increase  was   attributable  to  an  increase  in
professional services related to our corporate SEC filings as well as additional legal  fees  incurred  due to  our  continuing  lawsuit  against  Suzanne  Stone
(individually) and Hip Hop Kidz, Inc.












                                      -10-

The Company reported losses for the six months ended June 30, 2003 and 2002 of $145,866 and $110,727, respectively. This translates to a per share loss of $.07 and $.07 for the six months ended June 30, 2003 and 2002, respectively.

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

To date, our other efforts to meet our cash requirements have included the following:

On February 11, 2002, we borrowed $5,000 from two parties one of which is related through the spouse of the President of the Company. The notes of $2,500 were interest bearing at prime plus 2% and were due in one year. These funds were used for working capital purposes. In June 2002, we converted these loans and accrued interest into 51,008 shares of common stock as follows:

                                         Amount of        Number of
                                         Loan Plus       Shares Received
Name of Noteholder                       Interest          Upon Conversion

Tucker Family Spendthrift Trust          $2,550                25,504
Calvo Family Spendthrift Trust           $2,550                25,504

Additionally, through June 30, 2003, we borrowed an aggregate of $97,600, $13,672, $7,000, and $9,000 from the Tucker Family Spendthrift Trust, the Calvo Family Spendthrift Trust and Blue Lake Capital, and Michelle Tucker, our President, respectively. In July 2003, the Calvo Family Spendthrift Trust ceased providing any additional funding to the Company. These notes are interest-bearing at prime plus 2% and are due in one year. These funds were used for working capital purposes.

On April 9, 2002, we signed a loan agreement with Yankees, to borrow up to $100,000 in $1,000 increments. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), we amended our April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under a consulting agreement and a prior loan agreement. The amendment also canceled the consulting agreement. In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, we amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bond holder's option, the bonds are convertible into an amount of our common stock equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of June 30, 2003, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights of the bonds were assigned by Yankees to the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust in equal shares. Through June 30, 2003, the Company had borrowed $42,020 under these promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock. These funds were used for working capital purposes. Currently there is only one member of Yankee Companies, LLC, the Tucker Family Spendthrift Trust, consequently, any future borrowings will be predicated on the ability of Tucker Family Spendthrift to fund such borrowings.

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

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a net loss of $145,866 and net cash used in operations of $83,489 for the six months ended June 30, 2003, an accumulated deficit of $675,753 and a working capital deficiency of $269,071 at June 30, 2003, and require additional funds to implement our new business plan. Additionally, in July 2003, the Calvo Family Spendthrift Trust ceased providing any additional funding to our Company. These conditions raise substantial doubt about our ability to continue as a going concern.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan and conducted a nonpublic offering to raise additional funds. In early June 2002, we raised proceeds of $53,169 from the sale of preferred and common stock in connection with that private placement and continue to seek additional sources of capital. Additionally, debt amounting to $33,833 was converted into preferred and common shares. Our loan agreement with Yankees remains open as well. We believe the actions we are taking allow us to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of June 30, 2003 did not have a material impact on the Company's consolidated financial condition or results of operations.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement is not expected to have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated financial position and results of operations.

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.


ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

In April 2003, the CFST exchanged 101,849 shares of their common stock for 5,092 shares of preferred stock. Additionally, in April 2003, the CFST exchanged 5,145 shares of their preferred stock for 102,900 shares of common stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

During the three months ended June 30, 2003, the Company issued 16,705 shares of common stock to directors and employees for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $8,353 or $.50 per share based on the contemporaneous sale price, the Company recorded compensation expense in this amount. As of June 30, 2003, 10,990 of these shares had not been issued. These shares are included in common stock issuable at June 30, 2003. All issuable shares are included in earnings per share calculations. Such shares were issued in July 2003.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits and Index of Exhibits

        31.1 - Certification by Chief Executive Officer Pursuant to Section 302
        31.2 - Certification by Chief Executive Officer Pursuant to Section 302
        32.1 - Certification by Chief Executive Officer Pursuant to Section 906
        32.2 - Certification by Chief Executive Officer Pursuant to Section 906

         (b)        Reports on Form 8-K

                  None

SIGNATURES

In ac
cordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EXPLORATIONS GROUP, INC.
Dated:  August 14, 2003                              By:  /s/  Michelle Tucker
                                 President, Chief Executive Officer and Director

Dated:  August 14, 2003                              By:  /s/ Adam Wasserman
                                                             Adam Wasserman
                                          Chief Financial Officer and Controller

                           Certification Exhibit 31.2

         I, Michelle Tucker, certify that:

          1. I have reviewed this Form 10-QSB of Explorations Group, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

          4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))] for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and



          5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 14, 2003

/s/Michelle Tucker
Chief Executive Officer

                           Certification Exhibit 31.2

         I, Adam C. Wasserman, certify that:

          1. I have reviewed this Form 10-QSB of Explorations Group, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

          4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))] for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and



          5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 14, 2003

/s/Adam C. Wasserman
Chief Financial Officer

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION-1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Form 10-QSB of Explorations Group, Inc. (the "Company") on Form 10-QSB for the six months ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michelle Tucker, Chief Executive Officer of the Company, certify, pursuant to 18-U.S.C. Section-1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Michelle Tucker
Michelle Tucker
Chief Executive Officer
August 14, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION-1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Form 10-QSB of Explorations Group, Inc. (the "Company") on Form 10-QSB for the six months ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam C. Wasserman, Chief Financial Officer of the Company, certify, pursuant to 18-U.S.C. Section-1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/Adam C. Wasserman
Adam C. Wasserman
Chief Financial Officer
August 14, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.