Form 10QSB
period 2003-09-30
EXPLORATIONS GROUP INC
filed 2003-11-17
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the fiscal quarter ended: September 30, 2003
                        Commission file number: 000-49864


                            EXPLORATIONS GROUP, INC.
    (Exact name of registrant as specified in its charter Delaware 65-1089222
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


              1801 Clint Moore Rd., Suite 108, Boca Raton, FL 33487
                    (Address of principal executive offices)
                                   (Zip code)

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

                                            Yes    X                   No ____


On October 13, 2003, the issuer had outstanding 2,133,737 shares of common stock, $.01 par value per share.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX



PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of September 30, 2003...................                  3
         Consolidated Statements of Operations (Unaudited)
              For the Three and Nine Months Ended September 30, 2003 and 2002. 4 Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2003 and 2002       5

         Condensed Notes to Consolidated Financial Statements.......        6-8

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations ....................                        8-14

         Item 3 -Controls and Procedures.                                    15

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................                      16

         Item 2 - Changes in Securities and Use of Proceeds.........         16

         Item 3 - Default Upon Senior Securities................             16

         Item 4 - Submission of Matters to a Vote of Security Holders.....   16

         Item 5 - Other Information....................                      16

         Item 6 - Exhibits and Reports on Form 8-K.............              16

         Signatures.......................                                   17


                       Explorations Group, Inc. and Subsidiary
                             Consolidated Balance Sheet
                                 September 30, 2003

                                     (Unaudited)


Current Assets

  Cash                                                                                                  $ 12,041

  Accounts receivable                                                                                      1,414
                                                                                                _________________
Total Current Assets                                                                                       13,455

Property and equipment, net of accumulated depreciation of $4,184                                         12,803
                                                                                                _________________
Total Assets                                                                                            $ 26,258
                                                                                             ====================


                        Liabilities and Stockholder's Deficit

Current Liabilities

  Notes and loans payable - related parties                                                            $ 175,499

  Accrued interest payable - related parties                                                               7,230

  Accounts payable                                                                                         5,018

  Accrued expenses                                                                                       136,647

  Unearned revenues                                                                                       15,781
                                                                                                ___________________
Total Current Liabilities                                                                                340,175
                                                                                                ___________________
Stockholders' Deficit

  Preferred stock ($0.01 par value, 1,500,000 shares authorized,
      23,536 issued and outstanding)                                                                         235

  Common stock ($0.01 par value, 10,000,000 shares authorized,

    2,123,467 issued and outstanding)                                                                     21,235

  Common stock issuable (14,145 shares)                                                                      141

  Additional paid-in capital                                                                             418,376

  Accumulated deficit                                                                                   (747,529)

  Less: deferred compensation                                                                             (6,375)
                                                                                                ______________________
Total Stockholders' Deficit                                                                             (313,917)
                                                                                                ______________________
Total Liabilities and Stockholders' Deficit                                                             $ 26,258
                                                                                                 ====================


           See accompanying note to consolidated financial statements

                                       -3-

                     Explorations Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                        For the Three Months Ended             For the Nine Months Ended

                                                                September 30,                         September 30,
                                                ____________________________________________________________________________________
                                                         2003                2002               2003               2002
                                                ____________________________________________________________________________________
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

Revenues                                                    $ 60,487           $ 60,944          $ 148,468           $ 88,497
                                                ____________________________________________________________________________________
Operating Expenses

  Advertising                                                  1,012             19,739             10,965             45,579

  Compensation                                                36,195             46,827            122,389             97,070

  Other Selling, General and Administrative                   78,436             38,963            165,812             79,894

  Studio Rental                                                8,970             22,783             35,663             32,103

  Professional fees                                            3,575              2,445             26,547             14,064
                                                ____________________________________________________________________________________
Total Operating Expenses                                     128,188            130,757            361,376            268,710
                                                ____________________________________________________________________________________
Loss from operations                                         (67,701)           (69,813)          (212,908)          (180,213)
                                                ____________________________________________________________________________________
Other Income (Expense)

    Gain on Settlement of Debt                                     -                  -              2,434                  -

    Interest Expense                                          (4,075)               (80)            (7,168)              (407)
                                                ____________________________________________________________________________________
Total Other Expense                                           (4,075)               (80)            (4,734)              (407)
                                                ____________________________________________________________________________________
Net Loss                                                   $ (71,776)         $ (69,893)        $ (217,642)        $ (180,620)
                                                   ==================--=================--=================--=================


Net loss per share - basic and diluted                       $ (0.03)           $ (0.04)           $ (0.10)           $ (0.10)
                                                   ==================--=================--=================--=================



Weighted average number of shares outstanding

during the period - basic and diluted                      2,133,148          1,959,995          2,113,360          1,726,338
                                                        ==================--=================--=================--=================



           See accompanying note to consolidated financial statements

                                       -4-

                         Consolidated Statements of Cash Flows



                                                                                                 For the Nine Months Ended

                                                                                                      September 30,
                                                                                               _____________________________
                                                                                               2003                   2002
                                                                                               _____________________________

Net loss                                                                                         $ (217,642)            $ (180,620)

  Adjustments to reconcile net loss to net cash used in


  Depreciation                                                                                        2,180                    645

  Stock based compensation, advertising and outside services                                         42,812                 22,979

Changes in assets and liabilities:

Increase (decrease) in:

  Accounts receivable                                                                                (1,414)                     -

  Other current assets                                                                                    -                 (3,240)

  Accrued interest - related parties                                                                  7,230                      -

  Accounts payable                                                                                   (7,191)                 3,359

  Accrued expenses                                                                                   67,346                 50,580

  Unearned revenue                                                                                    1,925                    208
                                                                                        ___________________________________________
Net Cash Used In Operating Activities                                                              (104,754)              (106,089)
                                                                                        ___________________________________________
Cash Flows from Investing Activities:

  Purchase of propery and equipment                                                                       -                (13,773)
                                                                                        ___________________________________________
Net Cash Used In Investing Activities                                                                     -                (13,773)
                                                                                        ___________________________________________
Cash Flows from Financing Activities:

  Proceeds from sale of stock                                                                             -                 53,169

  Repayments of related party notes                                                                  (3,500)

  Proceeds from notes from related parties                                                          115,872                 67,129
                                                                                        ____________________________________________
Net Cash Provided By Financing Activities                                                           112,372                120,298
                                                                                        ____________________________________________
Net (Decrease) Increase in Cash                                                                       7,618                    436

Cash - Beginning of Year                                                                              4,423                  1,044
                                                                                        ____________________________________________
Cash - End of Period                                                                               $ 12,041                $ 1,480
                                                                                        ====================--=====================-


              See accompanying note to consolidated financial statements



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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of Explorations Group, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

Note 2  Notes and Loans Payable - Related Parties

At September 30, 2003, the Company has reflected an aggregate $175,499 in notes payable from six related parties, the Tucker Family Spendthrift Trust ("TFST"), the Calvo Family Spendthrift Trust ("CFST"), Blue Lake Capital, Yankee
Companies, L.L.C. ("Yankees"), Yankees, Inc. and the Company's president. However, there is no interrelationship between CFST and TFST, Blue Lake Capital and the Company's President. Of the total debt financing, TFST accounted for $133,200, CFST accounted for $13,672, Blue Lake Capital accounted for $7,000, Yankees accounted for $7,664 and Yankees, Inc. accounted for $6,297 and the Company' president accounted for $7,500.

During the nine months ended September 30, 2003, the Company received proceeds from the issuance of notes payable to these entities totaling $115,872 and repaid $2,000 to Yankees, Inc. and $1,500 to the Company'sPresident. The notes are secured by all present and future assets of the Company. These notes bear interest at prime plus 2% and are due in one year from the date of the notes issuance.

During the nine months ended September 30, 2003, nine of these notes totaling $33,961 reached maturity. These notes payable are in default. Subsequent to the quarter ended September 30, 2003; all CFST notes in default totaling $3,723 including accrued interest were cured (See Note 5). The principles of TFST to date have not entered a notice of demand. Certain notes from Yankees remain in default.

In connection with these notes, the Company had $7,168 in related accrued interest payable.

All notes payable - related parties represent a 100% concentration of debt financing.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)

Note 2 - Notes  Payable - Related Parties (Continued)

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

In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of common stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of September 30, 2003, no proceeds under the loan agreement were allocated to purchase a convertible bond.

On May 31, 2002, the rights to the bonds were assigned by Yankees to TFST and CFST in equal shares. Through September 30, 2003, the Company had borrowed approximately $40,020 under these promissory notes with terms described above, of which $25,893 were converted into 141,970 shares of common stock and 5,848 shares of preferred stock in 2002.

Note 3   Stockholders' Deficiency

During the three months ended September 30, 2003, the Company issued 10,990 shares of its common stock which had been presented as issuable as of June 30, 2003.

During the three months ended September 30, 2003, the Company granted 14,145 shares of common stock to consultants and employees for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $7,073 or $.50 per share based on the contemporaneous sale price, the Company recorded compensation expense in this amount. As of September 30, 2003, 14,145 of these shares had not been issued. These shares are included in common stock issuable at September 30, 2003. (See Note 5)

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)

Note 4 Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a net loss of $217,642 and net cash used in operations of $104,754 for the nine months ended September 30, 2003, an accumulated deficit of $747,529 and a working capital deficiency of $326,720 at September 30, 2003, and require additional funds to implement our new business plan. These conditions raise substantial doubt about our ability to continue as a going concern.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan. Our loan agreement with TFST remains open which we believe will be sufficient to cover any deficiencies which may be created as a result of Calvo Family Spendthrift Trust ceasing to provide any additional funding to the Company. We believe the actions we are taking allow us to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 5 Subsequent Events

In October 2003, the Company issued 10,270 shares of previously issuable common stock. 3,875 shares of common stock remain unissued from September 30, 2003. (See Note 3)

Subsequent to the quarter ended September 30, 2003, the Company received additional financing in the form of notes payable from TFST in the amount of $21,000.

Notes payable and related accrued interest totaling $6,414 were paid in November 2003.

On October 15, 2003, Pop Starz entered into a 3 year lease for office facilities in Boca Raton, Florida. The minimum annual rent due in year one is $11,760, year two $12,720 and year three $13,680 payable in equal monthly installments. Additionally, estimated annual operating expenses are $6,314 payable in equal monthly installments. In connection with this operating lease the Company paid a security deposit of $1,506.

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

During October 2003, the Company received clearance to begin trading on the Over-the-Counter Bulletin Board ("OTC-BB") under the trading symbol EXGI.ob.

Pop Starz, Inc. is engaged in the business of operating high energy dance training centers, currently concentrating on the musical genre popularly referred to as "Hip Hop" and "Pop." Pop Starz' ultimate goal is the development and operation of dance and talent development programs (dance, acting and voice) throughout Florida and nationally, combining the functions of traditional dance and exercise facilities with training in modeling, drama and voice development, and providing participants of all ages with an opportunity to participate in professional entertainment opportunities.

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

Pop Starz' current operations do not rely on fixed centers or personnel; rather, facilities are rented on an hourly basis, as required, and personnel are engaged to teach classes, on an hourly basis, as required. Management believes that such arrangements provide Pop Starz, Inc. with the flexibility to maximize the quality and diversity of the services offered while keeping costs carefully contained.

Pop Starz' has leased its office facilities at 1801 Clint Moore Road, Boca Raton, Florida monthly rental payment of approximately $1,500. Pop Starz, Inc. is currently subleasing half of its office space to an affiliate, Blue Lake Capital Corp., for $750 per month. Management believes that it can develop its business with a minimum of capital requirements. Access to additional development capital, however, could materially increase the speed at which its current business plans could be developed. The bulk of any funds that become available to the Company through operating income or any other source during the next twelve months will probably be used for marketing and advertising. The Company is currently finalizing its business plan to attract capital which will allow it to develop an instructional "hip hop" video and begin its nationwide expansion through licensing.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (continued)

PLAN OF OPERATION (continued)

Management has taken steps to redirect the business focus to more profitable activities. At this time it is not possible to project what income or expenses will result from the Pop Starz' activities that are currently underway or the financial benefits to be gained from these activities.


During the next twelve month period, the Company expects that all of its principal activities will involve development of the business of its wholly owned subsidiary, Pop Starz, Inc.

The long-term development of Pop Starz, Inc. is expected to involve at least three distinct phases, each contingent on the success of the preceding phases.
During the initial phase, originally expected to take up to three years, however management believes that it will accomplish this in two years, Pop Starz, Inc.
intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. Pop Starz, Inc. is currently offering classes in 14 facilities concentrating on providing a complete schedule of classes that are fully enrolled with a minimum of ten children per class. There are no additional costs involved in filling our current classes other than routine advertising expenses.
If additional classes become necessary (which cannot be determined at this time), the only costs involved would be additional hourly facility use fees of up to $50 per hour and fees for any additional instructors ($25-50 per class).
Pop Starz, Inc. is concentrating in particular on its dance program, and has begun the process of completing an application for a talent agency license in the State of Florida. The costs involved will be the application fees of $750 and the $100 cost of obtaining the required bond in the amount of $5,000. Phase
2 of Pop Starz, Inc.'s growth strategy is to produce a Hip-Hop instructional video. Predicated on the success of Phase 2, the third phase is expected to involve the further development of a licensing program in the State of Florida and nationwide, limited to its dance and recreation programs, with modeling and talent agency service retained at the corporate level. Because of the material increase in marketing expenses and the recruitment of prospective licensees as well as the personnel requirements associated with the implementation of the second and third phases of Pop Starz' proposed business plans. Phase 4 is to develop and market clothing, especially dance and exercise-related apparel and accessories, initially for use by its students but eventually for general retail sale. Pop Starz, Inc. has not yet begun to implement these enterprises.
Accordingly, cost estimates cannot yet bet determined.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2002

For the nine months ended September 30, 2003, we generated revenue of $148,468 from our Pop Starz, Inc. dance classes and workshops compared to revenues of $88,497 for the nine months ended September 30, 2002. For the nine months ended
September 30, 2002, we began generating revenues in May 2002. This increase in revenues of $59,971 is due to having revenue generating activities during the full nine month period ended September 30, 2003.

For the nine months ended September 30, 2003, advertising expense amounted to $10,965 as compared to $45,579 for the nine months ended September 30, 2002, a decrease of $34,614. For the nine months ended September 30, 3002, we incurred additional radio and newspaper advertising expense in order to generate customers for out initial classes. -10- ITEM 2. MANAGEMENT'S DISCUSSION AND
ANALYSIS AND PLAN OF OPERATION (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2002 (continued)

For the nine months ended September 30, 2003,  compensation  expense amounted to
$122,389 as compared to $97,070 for the nine months ended September 30, 2002, an
increase  of  $25,319.   The  increase  is   attributable   to  an  increase  in
administrative staff and production staff required due to our revenue growth.

For the nine  months  ended  September  30,  2003,  other  selling,  general and administrative  expense amounted to $165,812 as compared to $79,894 for the nine
months  ended   September  30,  2002,  an  increase  of  $85,918.   General  and
administrative expenses consisted of the following:
                                                     For the Nine Month       For the Nine Months
                                                             Ended                   Ended
                                                        September 30, 2003    September 30, 2002

     Production and workshop costs                   $           74,672       $            24,045
     Rent                                                        13,339                     4,937
     Other selling, general and administrative                   77,801                    50,912

     Total                                           $          165,812       $           $79,894

Our production and workshop costs primarily increased due to increase in classes that we offer and the need for additional dance instructors. We began paying rent in May 2002. Other selling, general and administrative expenses which consists of insurance expense, travel and entertainment, office expenses and other expenses, increased due to expansion of our operations.

For the nine months ended September 30, 2003, studio rental expenses amounted to $35,663 as compared to $32,103 for the nine months ended September 30, 2002, an increase of $3,560. We began renting studio space in May 2002.

For the nine months ended September 30, 2003, professional fees expense amounted to $26,547 as compared to $14,064 for the nine months ended September 30, 2002, an increase of $12,483. The increase was attributable to an increase in professional related to our corporate SEC filings as well as additional legal fees incurred due to Pop Starz' continuing lawsuit against Suzanne Stone
(individually) and Hip Hop Kidz, Inc.

For the nine months ended September 30, 2003, interest expense on our outstanding notes payable was $7,168 as compared to $407 for the comparable period in 2002 an increase of $6,671. This increase is due to our increased notes payable due to related during 2003.

For the nine months ended September 30, 2003, we recognized a gain on the settlement of debt of $2,434 relating to aged unclaimed accounts payable.


The Company reported losses for the nine months ended September 30, 2003 and 2002 of $217,642 and $180,620, respectively. This translates to a per share loss of $.10 and $.10 for the nine months ended September 30, 2003 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Throughout our contemplated operations, it is currently expected that Pop Starz, Inc. will seek to limit capital expenses associated with its dance and recreational programs by holding them at facilities owned and operated by reputable health and fitness facilities.

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development, marketing and expenses related to the filing and preparation of our SEC filings.

We are confident that through our revolving loan arrangements with the Tucker Family Spendthrift Trust ("TFST")(see below), and through income generated from operations, we will be able to meet our cash requirements and implement the initial phase of our business development plan, without required outside debt or equity funding. TFST has committed to providing us with up to $100,000 in funding during the next fifteen (15) months.

Additionally, through September 30, 2003, we borrowed $131,700, $13,672, $7,000, $9,000 and $13,962 from the TFST, CFST, Blue Lake Capital, Michelle Tucker, our President, and Yankees respectively. These notes are interest-bearing at prime plus 2% and are due in one year. These funds were used for working capital purposes.

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

We have no other material commitments for capital expenditures. Currently through our debt agreement with TFST we believe that we will have enough working capital to meet our operating requirements through at least through December 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in this Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FASB Interpretation No. 45, "Guarantor's" Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and (4) amends certain other existing pronouncements. The Company does not believe this Statement will have a material effect on its results of operations or financial position.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), 'Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

During the three months ended September 30, 2003, the Company issued 10,990 shares of its common stock which had been presented as issuable as of June 30, 2003.

During the three months ended September 30, 2003, the Company issued 14,145 shares of common stock to consultants and employees for services rendered. The Company valued these common shares at the fair market value on the dates of issuance or $7,073 or $.50 per share based on the contemporaneous sale price, the Company recorded compensation expense in this amount. As of September 30, 2003, 14,145 of these shares had not been issued. These shares are included in common stock issuable at September 30, 2003.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

On October 31, 2003, Steven Adelstein for personal reasons resigned as a director of the Company's board of directors.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits and Index of Exhibits

     31.1     Certification by Chief Executive Officer Pursuant to Section 302
     31.2     Certification by Chief Financial Officer Pursuant to Section 302
     32.1     Certification by Chief Executive Officer Pursuant to Section 906
     32.2     Certification by Chief Financial Officer Pursuant to Section 906


     (b) Reports on Form 8-K

                  None

SIGNATURES

In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EXPLORATIONS GROUP, INC.
Dated:  November 14, 2003                              By:  /s/  Michelle Tucker
                                 President, Chief Executive Officer and Director

Dated:  November 14, 2003                                By:  /s/ Adam Wasserman
                                                                  Adam Wasserman
                                          Chief Financial Officer and Controller