Form 10KSB
period 2003-12-31
EXPLORATIONS GROUP INC
filed 2004-03-30
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual report pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934, as amended

                   For the fiscal year ended December 31, 2003

                        Commission File Number: 000-49864

                            Explorations Group, Inc.
                            ------------------------
               (Name of Small Business Registrant in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   65-1089222
                                   ----------
                     (I.R.S. Employer Identification Number)

              1801 Clint Moore Road Suite 108, Boca Raton, FL 33487
              -----------------------------------------------------
                    (Address of principal executive offices
                               including zip code)

                                 (561) 997-1188
                                 --------------
                         (Registrant's telephone number)

           2500 North Military Trail, Suite 225-D Boca Raton, FL 33431
           -----------------------------------------------------------
                     (Former Address of principal executive
                             offices including zip)

           Securities registered under Section 12(b) of the Act: None

   Title of each class: None Name of each exchange on which registered: None

              Securities Registered under Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

        Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (December 31, 2003) have been filed. Yes [X] No []

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

        State Registrant's revenues for its most recent fiscal year: $202,038 (for year ended December 31, 2003)

        State the aggregate market value of the voting stock held by non-affiliates is $192,489. Computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock. As of March 18, 2004 the closing bid price of our common stock was $0.30 per share. We had 641,630 shares of our common stock held by shareholders other than officers, directors or control persons of the Registrant on such date.

        State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 2,141,487 shares of common stock, as of March 8, 2004.

                              Available Information
                              ---------------------

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

                 Caveat Pertaining to Forward Looking Statements
                 -----------------------------------------------

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

                            EXPLORATIONS GROUP, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I

Description of Business                                                       4

Description of Property                                                      10

Legal Proceedings                                                            10

Submission of Matters to Vote of Security Holders                            11

Part II

Market of Common Equity and Related Stockholder Matters                      11

Management's Discussion and Analysis or Plan of Operation                    17

Financial Statements                                                         23

Changes In and with Accountants
on Accounting and Financial Disclosure                                       42

Controls & Procedures                                                        42

Part III

Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act                            43

Executive Compensation                                                       47

Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters                                   49

Certain Relationships and Related Transactions                               50

Exhibits and Reports on Form 8-K                                             52

Principal Accountant Fees and Services                                       54

Signatures                                                                   55

Additional Information                                                       56

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.
---------------------------------

Business Development During the Last Three Years Explorations Group, Inc. (the "Company") is a Delaware corporation with one operating subsidiary, Pop Starz, Inc., a Florida corporation ("Pop Starz" or "our operating subsidiary").

The Company was incorporated on February 12, 2001, to operate as a Delaware holding company with a Florida subsidiary. On that same date, all of the securities of Explorations of Boca Raton, Inc. a Florida corporation ("Explorations") became, without required exchange, identical securities in the Company pursuant to reorganization, and Explorations' board of directors and stockholders changed its name to Explorations Entertainment & Education, Inc. ("Explorations Entertainment") to more accurately reflect the change of its intended activities. During 2001, Explorations Entertainment pursued discussions with several companies to develop programs in children's entertainment and education, but none of those discussions resulted in a definitive transaction. Because of its experience in these areas, Explorations Entertainment also sought to develop capabilities to provide consulting services to other companies interested in developing programs in these areas. When an Explorations Entertainment licensee in New Jersey closed, whose operations were material to the proposed consulting activities, the proposed consulting enterprise was abandoned.

In February 2002, Explorations Entertainment decided to pursue a new direction and its name was changed to Pop Starz, whose current activities are described more fully below ("The Company's Current Business"). The Company's and Pop Starz' principal executive offices are located at 1801 Clint Moore Road, Suite 108, Boca Raton, Florida 33487.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

The Company's Current Business
------------------------------

Through our operating subsidiary Pop Starz, the Company is engaged in the business of operating high energy dance training centers, currently concentrating on the musical genre popularly referred to as "Hip Hop" and "Pop". Pop Starz' ultimate goal is the development and operation of dance and talent development programs (dance, acting, modeling and voice) throughout Florida and nationally, combining the functions of traditional dance and exercise facilities with training in modeling, drama and voice development, and providing participants of all ages with an opportunity to participate in professional entertainment opportunities.

Pop Starz' current operations are in the growth stage and follow approximately seven years of operations by its predecessors and their affiliates involving large children's entertainment and physical fitness centers, one of which was owned by our operating subsidiary and operated by the Company's president in Palm Beach County, Florida, and others that were owned and operated by third parties under licenses or franchises from an affiliate of our operating subsidiary.

Pop Starz' current operations do not rely on fixed centers or personnel; rather, facilities are rented on an hourly basis, as required, and personnel are engaged to teach classes, on an hourly basis, as required. Management believes that such arrangements provide Pop Starz with the flexibility to maximize the quality and diversity of the services offered while keeping costs carefully contained.

Facilities
----------

Classes are offered in the aerobic workout rooms of 14 existing health clubs, rented by Pop Starz on an hourly basis. Pop Starz currently has arrangements with Bally Total Fitness ("Bally's") for use of facilities at designated health clubs in Dade, Broward and Palm Beach counties in Florida, with the Jewish Community Center in Boca Raton, Florida and on a contract basis and with Grid Iron in Weston, Florida on an hourly basis. Generally, facility use is on an hourly basis at up to $50 per hour and no competing events may be held at facilities used by Pop Starz. The arrangement Pop Starz has with these facility providers is solely for the use of space. Pop Starz is permitted, however, to place promotional flyers within each facility. Participants also enroll in the classes as a result of Pop Starz' advertisements in local newspapers and on radio as well as through word of mouth from satisfied class participants and their parents.

Pop Starz' Classes
------------------

Pop Starz' offers a variety of classes currently focusing on "Hip Hop" and "Pop" dance styles. There are six separate, eight-week class sessions per year. Class times depend on the availability of aerobics rooms at each location where classes are offered. Classes are currently being offered at 14 locations in South Florida in Dade, Broward and Palm Beach counties.

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

        (3) Production troupe classes are divided into the following subgroups: ages nine to thirteen, ages fourteen to seventeen, and ages eighteen through adult. Classes are limited to not more than twenty-five participants per ninety minute session, with attendance at two sessions per week required. Registration is by invitation only or auditioned by Darrin Henson, a former MTV "choreographer of the year" who is also nationally known for his hip hop instructional video. All production troupe classes are currently taught by Glenn Douglas Packard, Pop Starz' artistic director. The production level is designed for participants who seek to prepare for careers in dancing.

Tuition (in addition to a $40 registration charge) is $180 per recreational & exercise session, $185 per performance group session and $185 per production troupe session. Registration and tuition payments are due 10 days prior to the new session, with a $20 charge assessed for late payments. In the recreational & exercise sessions, a tuition discount of $30 is granted to the first additional sibling in the same class. Normally, partial session enrollment is not permitted. Due to the number of new applicants who are enrolling, currently enrolled students are given priority, with waiting lists established until there are a sufficient number of children to add classes (usually 10 children minimum per class required).

The following information concerning Pop Starz' classes also currently appear at its website, www.popstarzinc.com:

Open Registration Classes - classes in which anyone may enroll - include the following:

        Li'l Pop Starz(TM), 3 years - 5 years; Pop Starz(TM) I, 6 years - 9 years (beginners); Pop Starz(TM) II, 6 years - 12 years (intermediate); Pop Starz(TM) Performance Teenz, 13 years - 17 years; and Pop Starz(TM) Performance Adultz, 18 years - adult.

Class Registration by Invitation - this class requires that, because of their age, participants be screened for skill levels to determine if this class is appropriate for them:

        Pop Starz(TM) Production Kidz, 8 years - 12 years.

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

        Pop Starz(TM) I, 6 years - 9 years (beginners). Length of Class: 55 minutes. Prerequisites: None. Class Description: This beginner's class is open to elementary students with little or no hip hop dance training. Children are given fundamental combos as well as basic routines to introduce the core movements of today's pop artists.

        Pop Starz(TM) II, 6 years - 12 years (intermediate). Length of Class: 55 minutes. Prerequisites: None. Class Description: An intermediate level class, Pop Starz II is a high energy fusion of hip hop/pop dance routines, preparing young stars for performance level classes. This class is designed both for children considering going into the entertainment field and for children just looking for fun with learning hip hop moves.

        Pop Starz(TM) Performance Kidz, 8 years - 12 years. (By invitation only) Length of Class: 120 minutes. Class Description: These classes serve as "Prep School" for Pop Starz Production Kidz. Under the direction of Pop Starz' instructors, dancers work with top level choreographers and instructors, giving the starz a chance to shine. Technique is emphasized while students learn challenging routines. They are offered the opportunity to perform in community venues, as well as local shows. This class is a must for anyone searching for professional level training.

        Pop Starz(TM) Performance Teenz, 13 years - 17 years. By invitation only. Pop Starz(TM) Performance Adultz 18 years - adult. Length of
        Class: 120 minutes. Prerequisites: None. Class Description: Although these classes are open-registration, they do serve as training for Pop Starz Production Troupes. Students are also given the opportunity to audition every September for the Company's Production Troupes, judged by Darrin Henson, MTV's Award winning choreographer. Mr. Henson choreographed for N'Sync, Britney Spears, Jennifer Lopez and Jagged Edge, just to name a few. He will be judging all of the Production Troupe dancers. This performance level is also great for teenz and adultz not interested in performing, but who enjoy learning from top choreographers and instructors in the industry. Students will have the opportunity, if they choose, to perform in community venues as well as local fairs and festivals.

        Pop Starz(TM) Production Troupe Kidz, 9 years - 13 years. Pop Starz(TM) Production Troupe Teenz, 14 years - 17 years, and Pop Starz(TM) Production Troupe Adultz, 18 years - adult. Length of Class: 120 minutes. Prerequisites: Auditioned by Darrin Henson. Class Description: top level super starz, Pop Starz Production Troupes are headed by Artistic Director Glenn Douglas Packard. His innovative choreography has gained him acclaim as outstanding choreographer for the All Star Salute to the King of Pop, Michael Jackson through such venues as the nationally televised Hip Hop Source Awards, as well as a featured spot in the Darrin Henson's Dance Grooves Tour. Pop Starz Productions, through its agency affiliates, not only tour, audition and perform with artists, but its also featured in music videos, TV spots and national commercials. Talent participants are given the tools and avenues to actually work within the industry. Participating in castings, shows and celebrity events, Pop Starz Productions cultivates and supports the careers of up and coming starz.

Instructors
-----------

Fees paid to our instructors range from $25 to $50 per class. Our instructors are treated as independent contractors.

Fees paid celebrity choreographers are negotiated on a case by case basis.

Status of Any Publicly Announced New Product or Service
-------------------------------------------------------

Except as described above, the Company has no publicly announced new products or services.

Competitive Business Conditions and the Company's Competitive Position in the
-----------------------------------------------------------------------------
Industry and Methods of Competition.
------------------------------------

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

Pop Starz initially expects to concentrate on the "Hip Hop" and "Pop"performance segment of the children's and young adults' entertainment and recreational industries, targeting children ages 1 to 15. Those industries are highly fragmented and consist largely of local individually owned and operated dance and aerobic studios and modeling agencies. Pop Starz' future revenues will to a significant extent depend upon its ability to anticipate and respond to changes in consumer tastes, government regulations and technology, and to assemble instructional teams that can implement responses to such factors for its participants effectively and on a reliable and cost efficient basis. The performance of its instructional programs may be affected by a variety of local factors such as the location of competing facilities, labor and employee benefit costs and the availability of experienced instructors and hourly employees.

Many of Pop Starz' competitors will have longer operating histories, substantially greater name recognition and more extensive financial, technical, marketing, sales and distribution resources than Pop Starz.

Sources and Availability of Raw Materials and the Names of Principal Suppliers
------------------------------------------------------------------------------

None of the Company's proposed activities rely on raw materials.

Dependence on One or a Few Major Customers
------------------------------------------

The Company's current operations rely significantly on the limited number of its instructors and participants; however, as its marketing efforts increase, the Company anticipates that no client will account for more than 5% of its income, expenditures or time.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
-----------------------------------------------------------------------------
Labor Contracts Including Duration
----------------------------------

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

Need for Any Government Approval of Principal Products or Services
------------------------------------------------------------------

The Company does not believe that its anticipated services will be subject to any government regulation specific to such services.

Effect of Existing or Probable Governmental Regulations on the Business
-----------------------------------------------------------------------

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

Costs and Effects of Compliance with Environmental Laws (Federal, State or
--------------------------------------------------------------------------
Local)
------

To the best of management's knowledge, the Company has not and will not be required to directly incur material expenses in conjunction with federal, state or local environmental regulations; however, like all other companies, there are many incalculable indirect expenses associated with compliance by other entities that affect the prices paid by the Company for goods and services.

Number of Total Employees and Number of Full Time Employees
-----------------------------------------------------------

The Company currently has two full time employees (including its president) and also retains a part-time chief financial officer. It does not anticipate hiring any other full time employees, other than administrative personnel required for bookkeeping purposes, and management personnel required to coordinate and supervise its independent contractor consultants. All other personnel will be retained on an as needed, project by project, part time basis as independent contractors. Pop Starz currently employs its president on a full time basis at an annual salary of $75,000, all of which will continue to be accrued until sufficient funds become available.

Instructors for the recreational and exercise session are independent contractors and are paid between $25 and $50 per session. The instructors for the production troupe and performance level are paid $50 per hour. Pop Starz also retains celebrity choreographers for special projects and fees paid celebrity choreographers are negotiated on a case by case basis.

Management is of the opinion that required employees and contractors are readily available at competitive prices. The Company has no union labor contracts.

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

In October 2003, the Company and Pop Starz entered into a three year noncancellable operating lease for office space in Boca Raton, Florida. We pay approximately $1,506 plus tax to rent this facility and will incur annual rate increases. We sublease one half of the leased premises to Blue Lake Capital, Corp., an affiliated entity, and receive payment of approximately $750 per month in connection therewith. We believe that this space is sufficient to meet our administrative needs for the remainder of the lease term. Prior to executing this lease, we shared office facilities and administrative personnel in Boca Raton, Florida with Blue Lake Capital Corp., a Florida corporation whose chief executive officer, Michelle Tucker, is also the Company's president. Our new addresses, telephone and facsimile numbers available to the Company as described above are 1801 Clint Moore Road, Suite 108, Boca Raton, Florida 33487; telephone number (561) 988-1139; facsimile number (561) 997-1188.

Investment Policies
-------------------

The Company does not currently have any investments in real estate and has no plans to make any such investments in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

On or about May 24, 2002, Pop Starz and Mrs. Tucker (individually), filed a complaint in the Circuit Court for Palm Beach County, Florida, against Suzanne Stone (individually) and Hip Hop Kidz, Inc. The original complaint has been amended and alleges one count for slander - based on statements made by defendant Stone individually and in her capacity as president of Hip Hop Kidz, Inc., which operates a business similar to Pop Starz. The complaint seeks compensatory and punitive damages against the defendants jointly and severally in an amount to be established at trial, and contains a jury demand. The defendants have filed an answer denying the material allegations of the complaint and asserting various affirmative defenses.

In May 2003, Suzanne Stone filed an action in the United States District Court for the Southern District of Florida (case No. 03-80339) against Pop Starz, Inc., Michelle Tucker and her husband. The complaint alleges violation of anticybersquatting Consumer Protection Act for misappropriating the domain name, hiphopkidz.com, tortuous interference with an advantageous business relationship and violation of Florida's Deceptive and Unfair Trade Practices Act Management believes that they have meritorious defenses to the allegations contained in the complaint. Further proceedings in this action have been staid pending resolution of the state court proceeding involving Pop Starz and Ms. Tucker.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS.
--------------------------------------------------

None
                                     PART II

ITEM NO. 5 MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------

Market Information
------------------

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "EXGI.". There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

We began trading on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") in November 2003. Until then, there was no established public market for our common stock. The following table sets forth, for the period indicated, the bid price range of our common stock since the date we first began trading through March 19, 2004.

                                    High             Low
                                    ----             ---
2003
Quarter Ended December 31, 2003*    $0.25            $0.20

2004
Period ended February 29, 2004      $1.01            $0.22

*There was no trading in our common stock until the fourth quarter of 2003.

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include WM. V. Frankel & Co., Hill Thompson Magid & Co, Knight Equity Markets, L.P. and Schwab Capital Markets L.P. Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 persuade) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in our Common Stock and may affect the ability of shareholders to sell their shares.

Holders
-------

As of March 16, 2004, there were approximately 79 holders of record of our common stock.

Dividends
---------

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant such as restrictions applicable to all Delaware corporations involving the source of funds for payment of dividends and their effects on their insolvency. In the future, we expect that a portion of our expansion and development capital may be in the form of loans from financials institutions in which case it is likely that such institutions would impose restrictions on the payment of dividends based on traditional financing rations designed to predict the Company' ability to repay such loans. We can not at this time make any prediction as to what type of restrictions may be imposed.

Securities Authorized for Issuance under Equity Compensation Plan
-----------------------------------------------------------------

On April 8, 2002, the board of directors approved a stock option plan for 2002, which was approved by the stockholders by written consent in lieu of annual meeting of stockholders on April 8, 2002. A copy of the plan is filed as an exhibit to this Report. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits".

On December 17, 2003, we filed a Form S-8 with the Securities and Exchange Commission. The purpose of the filing was to register a total of 300,000 shares of common stock which are issuable pursuant to our 2003/04 Equity Compensation Plan. The Plan was approved by our Board of Directors and by the written consent of shareholders owning a majority of the issued and outstanding shares of common stock in lieu of a meeting. To date, no shares of common stock have been issued under the Plan.

Additional shares of common stock may be issued to The Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust pursuant to a convertible bond in the amount of $50,000. The number of shares of common stock which may be issued cannot be determined with certainty as of the date of this Report; rather, the bondholders have the right to convert an aggregate of $50,000 in principal of the Company's convertible bonds for shares of the Company's Common Stock or preferred stock which upon issuance or conversion would equal the equivalent of 20% of the Company's outstanding and reserved shares of Common Stock.

The Calvo Family Spendthrift Trust currently holds 102,900 shares of the Company's Common Stock and 23,589 shares of the Company's Class A non-Voting, Convertible Preferred Stock, which are convertible, without payments of any kind, into 471,780 shares of the Company's Common Stock. However, conversion for the rights are limited by the requirement that the Calvo Family Spendthrift Trust, together with its trustee and beneficiaries may not, in the aggregate, at any time, hold more than one share less than 5% of the Company's outstanding Common Stock. The Calvo Family Spendthrift Trust has as its beneficiaries Cyndi Calvo, her husband William A. Calvo, III, and William A., IV, Alexander Nicholas and Edward Patrick, their minor sons. Cyndi Calvo is the sole trustee who holds voting and investment power for the shares owned by the Trust.

Amounts of common equity that could be sold pursuant to Rule 144 under the
--------------------------------------------------------------------------
Securities Act:
---------------

As of March 16, 2004, 2,141,487 shares of the Company's Common Stock were outstanding, of which:

*   358,140 are recognized as free trading by the Company; and

* 1,783,347 are restricted securities having been issued pursuant to various exemptions from registration. A portion of these securities are eligible for resale under Rule 144.

Our common stock is a Penny Stock. Penny stocks are generally defined as shares of common stock trading at less than $5.00 per share.

Exchange Act Section 15(g) requires brokers and dealers to make risk disclosures to customers before effecting any transactions in "penny stocks". It also directs the Commission to adopt rules setting forth additional standards for disclosure of information concerning transactions in penny stocks.

Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a) (51) (a) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is:

         (I) registered and traded on a national securities exchange meeting specified Commission criteria;

         (ii) authorized for quotation on the National Association of Securities Dealers, Inc.'s ("NASD") automated inter-dealer quotation system ("NASDAQ");

         (iii) issued by a registered investment company;

         (iv) excluded, on the basis of price or the issuer's net tangible assets, from the definition of the term by Commission rule; or

         (v) excluded from the definition by the Commission.

Stocks that are classified as Penny Stocks require generally require brokers to undertake additional due diligence and otherwise restrict the ability of the Company's common stock to establish a trading market. Since Explorations is classified as a penny stock we will have additional problems maintaining any established market in our common stock.

Recent Sales of Unregistered Securities during the Three Year Period Preceding
------------------------------------------------------------------------------
Reporting Date
--------------

From February 12, 2001 (Our Company's date of incorporation) through the period ended December 31, 2003, we issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table.

Common Stock:

-------------------- ------------------ ------------------------------------- ---------------- ----------- --------------
                                                                                                             Registration
                         Amount of                                            Total Offering     Total        Exemption
       Date           Securities Sold                Subscriber                Consideration   Discounts      Relied on
-------------------- ------------------ ------------------------------------- ---------------- ----------- --------------
2001:
--------------------       -------      -------------------------------------      --          ---------         --
March 14                   502,625      The Yankee Companies                       (3)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
March 14                    12,500      Vanessa Lindsay                            (3)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
March 14                    12,500      Coast to Coast Realty                      (3)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
March 14                     5,000      Nancy Molinari                             (3)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
March 14                     5,000      Sally Stroberg                             (3)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
March 14                     5,000      Warren Hirt                                (3)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
2002:
--------------------       -------      -------------------------------------      --          ---------         --
July 2                     101,849      Calvo Family Trust                         (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                     322,318      Tucker Family Trust                        (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                      10,000      Vanessa H. Lindsey                         (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                       5,000      Kevin W. Dornan                            (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                       3,000      Nancy Molinari                             (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                       3,000      Sally Stroberg                             (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                       2,000      Warren Hirt                                (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                       2,000      Pearl Audit                                (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                     100,000      PalmAir, Inc.                              (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                      30,000      Market Watch Corp.                         (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --

--------------------       -------      -------------------------------------      --          ---------         --
July 2                      25,000      AUW, Inc.                                  (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                      36,000      Todd Adelstein                             (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                      36,000      Tammi Schnider                             (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 2                       4,227      Carrington Capital Corp.                   (4)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
July 20                      5,000      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
July 20                      5,000      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
July 26                      5,625      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
July 26                      6,375      Michelle Tucker                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
July 26                      6,375      Steve Adelstein                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      2,500      Sylvia Hofstetter                          (7)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      1,500      Kevin Dornan                               (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      1,600      Kevin Dornan                               (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      3,750      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      4,250      Michelle Tucker                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Sept. 9                      4,250      Steve Adelstein                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 9                      20,000      Steve Schnider                             (8)         None              (1)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 25                      1,620      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 25                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 25                      1,875      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 25                      2,215      Michelle Tucker                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 25                      2,215      Steve Adelstein                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Nov. 11                      1,900      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Nov. 11                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Nov. 11                      1,875      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Nov. 11                      2,215      Michelle Tucker                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Nov. 11                      2,215      Steve Adelstein                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Dec. 10                      1,460      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Dec. 10                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --

--------------------       -------      -------------------------------------      --          ---------         --
Dec. 10                      3,750      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Dec. 10                     29,750      Michelle Tucker                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Dec. 10                     29,750      Steve Adelstein                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
2003:
--------------------       -------      -------------------------------------      --          ---------         --
Jan. 21                      1,460      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Jan. 21                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Feb. 12                      1,700      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Feb. 12                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Feb. 12                      1,875      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
March 24                     1,500      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
March 24                     2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
March 24                     1,875      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
May 28                       1,875      Vanessa Lindsey                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
May 28                       1,840      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
May 28                       2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Jul. 17                      1,875      Vanessa Lindsey                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Jul. 17                      1,820      Kevin W. Dornan                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Jul. 17                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Jul. 17                      1,875      Vanessa Lindsey                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Jul. 17                      1,420      Kevin W. Dornan                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Jul. 17                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 13                      1,875      Vanessa Lindsey                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 13                      1,040      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 13                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 13                      1,875      Vanessa Lindsey                            (6)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 13                      1,480      Kevin W. Dornan                            (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Oct. 13                      2,000      Adam Wasserman                             (5)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Dec. 17                     10,000      Darrin Henson                              (8)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --
Dec. 17                      2,000      Hugo Reiner                                (8)         None              (2)
--------------------       -------      -------------------------------------      --          ---------         --

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

In the fourth quarter of 2003, we redeemed a total of 4,250 shares previously issued to Steve Adelstein. These shares were issued in anticipation of his remaining on our Board of Directors. When Mr. Adelstein tendered his resignation, he agreed to return for redemption all unearned shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

Overview
--------

Our subsidiary, Pop Starz, is engaged in the business of operating high energy dance training centers, currently concentrating on the musical genre popularly referred to as "Hip Hop." Pop Starz' ultimate goal is the development and operation of dance and talent development programs (dance, acting and voice) throughout Florida and nationally, combining the functions of traditional dance and exercise facilities with training in modeling, drama and voice development, and providing participants of all ages with an opportunity to participate in professional entertainment opportunities.

Pop Starz' operations do not rely on fixed centers or personnel; rather, facilities are rented on an hourly basis, as required, and personnel are engaged to teach classes, on an hourly basis, as required. Management believes that such arrangements provide Pop Starz with the flexibility to maximize the quality and diversity of the services offered while keeping costs carefully contained.

The Company operates an executive office in Boca Raton which management believes is adequate for its current needs. Facilities to run its classes are leased on an "as needed" basis. The Company has tried to minimize its overhead while moving forward in developing its business with a minimum of capital. Access to additional development capital, however, could materially increase the speed at which its current business plans could be developed. The bulk of any funds that become available to the Company through operating income or any other source during the next twelve months will probably be used for marketing and advertising. Other than through the private placement that was concluded in June 2002, we have not developed plans to obtain additional capital through sales of our securities. Should we require additional funds, we would likely be limited to loans from shareholders or other affiliates such as the Tucker Family Spendthrift Trust which has advanced money to us in the past.

Management's focus is the expansion of Pop Starz and the possible sale of ancillary items related to Pop Starz. At this time it is not possible to project what income or expenses will result from the Pop Starz' activities that are currently underway or the financial benefits to be gained from these activities.

We currently have 2 full time employees which number includes our president and vice president.

We have recently adopted a code of conduct for the operations of our business. We believe that this code of conduct will promote our business dealings with the public in general, govern the activities of our officers and employees with respect to safeguarding corporate assets and dealing fairly with our shareholders.

Plan of Operation
-----------------

During the next twelve month period, the Company expects that all of its principal activities will involve development of the business of its wholly owned subsidiary, Pop Starz.

The long-term development of Pop Starz is expected to involve at least three distinct phases, each contingent on the success of the preceding phases. During the initial phase, expected to take up to three years, Pop Starz intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. Pop Starz is currently offering classes in 14 facilities and is concentrating on providing a complete schedule of classes that are fully enrolled. There are no additional costs involved in filling our current classes other than routine advertising expenses. If additional classes become necessary (which cannot be determined at this time), the only costs involved would be additional hourly facility use fees of up to $50 per hour and fees for any additional instructors ($25-50 per hour). Pop Starz is concentrating in particular on its dance program, and has begun the process of completing an application for a talent agency license in the State of Florida. The costs involved will be the application fees of $750 for a required bond in the amount of $5,000. Additionally, Pop Starz expects to produce a Hip-Hop instructional video and to develop and market clothing, especially dance and exercise-related apparel and accessories, initially for use by its students but eventually for general retail sale. Pop Starz has not yet begun to implement these enterprises. Accordingly, costs cannot currently be determined.

Predicated on the success of the initial phase, the second stage of Pop Starz' business development plan is expected to involve development of a licensing program in the State of Florida, limited to its dance and recreational programs, with modeling and talent agency services retained at the corporate level. The final phase of Pop Starz' business development plan, predicated on success of the second stage, is anticipated to involve expansion of the proposed licensing program on a national basis. Because of the material increase in marketing expenses and the recruitment of prospective licensees as well as the personnel requirements associated with implementation of the second and third stages of Pop Starz' proposed business plans, such plans should be considered highly speculative at this time and costs estimates are not currently available.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues
--------

For the year ended December 31, 2003, we generated revenue of $202,038 from our Pop Starz dance classes and workshops and from the sale of merchandise as compared to $128,283. The increase was due to an increase in class enrollment as well as continued public relation successes such invitations to perform at half-time shows at professional sporting events. With continued advertising, name recognition, and increased public relations, we expect our sales to continue to increase.

Operating Expenses
------------------

For the year ended December 31, 2003, we incurred advertising expenses of $11,815, as compared to $56,478 in 2002. In 2003, we spent fewer funds on radio and print advertising and focused our efforts on public relations events such as performances at professional sporting events, charity events, and other local events. Additionally, in 2002, we incurred costs related to the production of a promotional video.

For the year ended December 31, 2003, compensation expense totaled $153,741 as compared to $142,370 for the year ended December 31, 2002 and included $55,010 and $37,547, respectively, of stock-based compensation expense from the issuance of common stock to our officers and directors for services rendered. For the year ended December 31, 2003, selling, general and administrative expense amounted to $186,466 as compares to $77,150 for the year ended December 31, 2002, an increase of $109,316. General and administrative expenses consisted of the following:

                                             For the Year       For the Year
                                                Ended               Ended
                                          December 31, 2003   December 31, 2002
                                          -----------------   -----------------
        Production and workshop costs          $ 99,744            $30,722
        Rent                                     15,130              8,700
        Other selling, general and
         Administrative                          71,592             37,728
                                               --------            -------
        Total                                  $186,466            $77,150
                                               ========            =======

Our production and workshop costs increased primarily due to an increase in the number of classes that we offer and the need for additional dance instructors. We began paying rent in May 2002. Other selling, general and administrative expenses which consists of insurance expense, travel and entertainment, office expenses and other expenses, increased due to expansion of our operations.

For the year ended December 31, 2003, professional fees expense amounted to $77,879 as compares to $65,217 for the year ended December 31, 2002, an increase of $12,662. The increase was attributable to an increase in professional fees related to our corporate SEC filings as well as additional legal fees incurred due to our continuing lawsuit against Suzanne Stone (individually) and Hip Hop Kidz, Inc.

For the year ended December 31, 2003, we incurred studio rental fees amounted to $44,452 as compares to $48,653 for the year ended December 31, 2002. Studio rental fees remained stable as revenues have increased due to increased class enrollment at already established locations.

For the year ended December 31, 2003, interest expense amounted to $9,770 as compared to $0 for the year ended December 31, 2002 and was incurred in connection with our notes and loans payable.

We reported net losses for the year ended December 31, 2003 and 2002 of $283,651 and $250,617, respectively. This represents a per share loss of $0.13 and $0.14 for the year ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources
-------------------------------

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

Management believes that cash flow generated from operations will be sufficient to implement the initial phase of our business development plan, without required outside debt or equity funding. To the extent that cash flows are not sufficient to fund ongoing operations, we will have to look to management or their affiliates to continue to loan us money to meet ongoing operations.

At December 31, 2003, we have reflected an aggregate $214,773 in notes payable from six related parties, the Tucker Family Spendthrift Trust ("TFST"), the Calvo Family Spendthrift Trust ("CFST"), Blue Lake Capital, Yankee Companies, LLC ("Yankees"), Yankees, Inc., and the Company's president. Of the total debt financing, TFST accounted for $175,700, CFST accounted for $7,672, Blue Lake Capital accounted for $9,274, Yankees, Inc. and Yankees, LLC accounted for an aggregate $12,961, the Company' president accounted for $9,000 and there was $166 payable to a related party of the Company's president.

During the year ended December 31, 2003, the Company received proceeds from the issuance of notes payable to these entities totaling $162,146 and repaid principal amounts of $3,000 to Yankees, Inc., $1,500 to TFST and $6,000 to CFST plus accrued interest of approximately $650. The notes are secured by all present and future assets of the Company. These notes bear interest at prime plus 2% and are due in one year from the date of the notes issuance.

During the year ended December 31, 2003, fourteen of these notes totaling $54,626 reached maturity. These notes payable went into default. During the year ended December 31, 2003, all CFST notes in default totaling $6,000 including accrued interest were cured. The principles of TFST to date have not entered a notice of demand. Certain notes from TFST and Yankees remain in default at December 31, 2003 totaling $15,961.

In connection with these notes, we had $9,356 in related accrued interest payable.

On April 9, 2002, we signed a loan agreement to borrow up to $100,000 in $1,000 increments from Yankee Companies, LLC ("Yankees") a company affiliated through common ownership. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one-year term, and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), we amended the April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under the consulting agreement and the prior $100,000 loan agreement discussed above. The amendment also cancels the consulting agreement.

In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, we amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of common stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remained unchanged. As of December 31, 2003, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights to the bonds were assigned by Yankees to TFST and CFST in equal shares.

We have provided Yankee with notice that we do not intend to renew the foregoing agreement.

Sources of funding for implementation of stages two and three of Pop Starz' business development plan cannot be determined at present as such plans are extremely contingent on the success of the initial stage. In order to fund business activity beyond the initial phase, however, we will need to arrange additional financing, and marketing efforts will depend on our ability to raise such additional financing. Specific plans related to any marketing which may occur in the later phases will be devised once financing has been arranged and management knows what funds will be available for these purposes. There can be no assurance that we will be able to identify outside funding sources or secure the required funding we will need.

We have no other material commitments for capital expenditures. We currently have sufficient working capital to meet our operating requirements at least through December 2004.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $367,728 and a working capital deficiency of $380,620 at December 31, 2003 and net losses and cash used in operations of $283,651 and $151,402, respectively, for the year ended December 31, 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contacts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We have not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

CRITICAL ACCOUNTING POLICIES
----------------------------

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included herein. Management believes that the application of these policies on a consistent basis enables the

Company to provide useful and reliable financial information about the company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

During 2003, we had three sources of revenues; the classes and special events offered by Pop Starz, Inc., the sale of merchandise, and earnings from a license receivable. Additionally, we had earnings from a license receivable.

(1) POP STARZ, INC. CLASSES AND MERCHANDISE

Revenues are recognized pro rata over the number of classes in a class term. The term of a class is approximately two months. Student payments are required to be paid in full prior to the start of a term and are deferred until earned. Such unearned payments are shown as deferred revenue on the accompanying consolidated balance sheet. Revenue from the sale of merchandise is recognized upon delivery.

(2) LICENSE RECEIVABLE

We licensed the Pop Starz, Inc. concept to an unrelated party. Revenues were earned from this licensing arrangement pursuant to the terms of the agreement.

Audit Committee Report
----------------------

We do not have an audit committee. However, a majority Board of Directors has reviewed the audited financial statements for the year ended December 31, 2003 and the Board has taken such steps as deemed needed necessary to insure that the Company has discussed with its independent auditors the matters required by SAS 61.

ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

Index to Financial Statements and Financial Statement Schedules
---------------------------------------------------------------

The auditor's report and audited balance sheet of our Company for the year ended December 31, 2003 and related statements of operations, stockholder's deficit, and cash flows for the years ended December 31, 2003 and 2002 and notes to the consolidated financial statements for such years, including indexes thereof, follow in sequentially numbered pages 24 through 41.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                     ---------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS
                                    --------

                                                                         Page(s)
                                                                         -------

Independent Auditors' Report                                                25

Consolidated Financial Statements:

        Consolidated Balance Sheet                                          26

        Consolidated Statements of Operations                               27

        Consolidated Statements of Changes in Stockholders' Deficit         28

        Consolidated Statements of Cash Flows                               29

Notes to Consolidated Financial Statements                                  30

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of
Explorations Group, Inc.

We have audited the accompanying consolidated balance sheet of Explorations Group, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Explorations Group, Inc. and Subsidiary as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has a stockholders' deficit of $367,728 and a working capital deficiency of $380,620 at December 31, 2003 and net losses and cash used in operations of $283,651 and $151,402, respectively in 2003. In addition, certain notes payable are in default. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, FL
January 13, 2004

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                       ASSETS
                       ------

CURRENT ASSETS
  Cash                                              $   4,667
  Accounts receivable                                     699
                                                    ---------

TOTAL CURRENT ASSETS                                    5,366
                                                    ---------

Property and equipment,
  net of accumulated depreciation of $5,582            11,406

Deposits                                                1,486
                                                    ---------

TOTAL ASSETS                                        $  18,258
                                                    =========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------

CURRENT LIABILITIES
  Notes and loans payable - related parties         $ 214,773
  Accrued interest payable - related parties            9,356
  Accounts payable                                     13,734
  Accounts payable - related party                      1,253
  Accrued expenses                                    144,608
  Deferred revenues                                     2,262
                                                    ---------

TOTAL CURRENT LIABILITIES                             385,986
                                                    ---------

STOCKHOLDERS' DEFICIT
  Preferred stock ($0.01 par value,
    1,500,000 shares authorized,
    Class A nonvoting, convertible
    preferred stock (500,000 shares authorized,
      23,536 issued and outstanding)                      235
  Common stock ($0.01 par value,
    10,000,000 shares authorized,
    2,141,487 issued and outstanding)                  21,415
  Common stock issuable (18,407 shares)                   184
  Additional paid-in capital                          423,976
  Accumulated deficit                                (813,538)
                                                    ---------

TOTAL STOCKHOLDERS' DEFICIT                          (367,728)
                                                    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  18,258
                                                    =========

              See accompanying notes to consolidated financial statements

                EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

                                                     Years Ended December 31,
                                                  ----------------------------
                                                     2003             2002
                                                  -----------      -----------

REVENUES
Classes, merchandise and special events           $   198,038      $   128,283
License fee                                             4,000               --
                                                  -----------      -----------
TOTAL REVENUES                                        202,038          128,283
                                                  -----------      -----------

OPERATING EXPENSES
  Advertising                                          11,815           56,478
  Bad debt expense                                      4,000               --
  Compensation                                        153,741          142,370
  Other Selling, General and Administrative           186,466           77,150
  Professional fees                                    77,879           65,217
  Studio Rental                                        44,452           48,653
                                                  -----------      -----------

Total Operating Expenses                              478,353          389,868
                                                  -----------      -----------

Loss from operations                                 (276,315)        (261,585)
                                                  -----------      -----------

OTHER INCOME (EXPENSE)
    Other Income                                        2,434           10,968
    Interest Expense                                   (9,770)              --
                                                  -----------      -----------

Total Other Income (Expense)                           (7,336)          10,968
                                                  -----------      -----------

NET LOSS                                          $  (283,651)     $  (250,617)
                                                  ===========      ===========

Net loss per share - basic and diluted            $     (0.13)     $     (0.14)
                                                  ===========      ===========

Weighted average number of shares outstanding
during the period - basic and diluted               2,120,183        1,803,772
                                                  ===========      ===========

              See accompanying notes to consolidated financial statements

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           Convertible             Common Stock        Common Stock Issuable
                                                         Preferred Stock          $.01 Par Value          $.01 Par Value
                                                         ----------------    --------------------      --------------------
                                                         Shares    Amount     Shares      Amount       Shares        Amount
                                                         ------    ------    ---------    -------      ------        ------
Balance at December 31, 2001                                 --    $  --     1,500,000    $15,000          --        $  --
Sale of common shares in private placement                   --       --       428,189      4,282          --           --
Sale of preferred shares in private placement             5,175       52            --         --          --           --
Common stock issued for services                             --       --       187,497      1,874       3,460           35
Shares issued for debt                                    5,848       58       221,353      2,214          --           --
Conversion of common stock to preferred stock            12,566      126      (251,313)    (2,513)         --           --
Net loss for the year                                        --       --            --         --          --           --
                                                         ------    -----     ---------    -------      ------        -----
Balance at December 31, 2002                             23,589      236     2,085,726     20,857       3,460           35
Issuance of issuable shares                                  --       --         3,460         35      (3,460)         (35)
Common stock issued for services                             --       --        55,500        555      18,407          184
Amortizaton of deferred compensation                         --       --            --         --          --           --
Conversion of common stock to preferred                   5,092       51      (101,849)    (1,018)         --           --
Conversion of preferred stock to common                  (5,145)     (52)      102,900      1,029          --           --
Cancellation of shares previously issued for services        --       --        (4,250)       (43)         --           --
Net loss for the year ended December 31, 2003                --       --            --         --          --           --
                                                         ------    -----     ---------    -------      ------        -----
Balance at December 31, 2003                             23,536    $ 235     2,141,487    $21,415      18,407        $ 184
                                                         ======    =====     =========    =======      ======        =====

[RESTUBBED]
                                                         Additional                                Total
                                                          Pain-in    Accumulated   Deferred     Stockholders'
                                                          Capital      Deficit   Compensation      Deficit
                                                         ----------  ----------- ------------   -------------
Balance at December 31, 2001                             $ 251,251    $(279,270)   $      --      $ (13,019)
Sale of common shares in private placement                  38,537           --           --         42,819
Sale of preferred shares in private placement               10,298           --           --         10,350
Common stock issued for services                            61,138           --      (25,500)        37,547
Shares issued for debt                                      31,561           --           --         33,833
Conversion of common stock to preferred stock                2,387           --           --             --
Net loss for the year                                           --     (250,617)          --       (250,617)
                                                         ---------    ---------    -------        ---------
Balance at December 31, 2002                               395,172     (529,887)     (25,500)      (139,087)
Issuance of issuable shares                                     --           --           --             --
Common stock issued for services                            30,745           --        4,401         35,885
Amortizaton of deferred compensation                            --           --       19,125         19,125
Conversion of common stock to preferred                        967           --           --             --
Conversion of preferred stock to common                       (977)          --           --             --
Cancellation of shares previously issued for services       (1,931)          --        1,974             --
Net loss for the year ended December 31, 2003                   --     (283,651)          --       (283,651)
                                                         ---------    ---------    ---------      ---------
Balance at December 31, 2003                             $ 423,976    $(813,538)   $      --      $(367,728)
                                                         =========    =========    =========      =========

                   EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                                                          For the Years Ended
                                                                              December 31,
                                                                         ----------------------
                                                                           2003          2002
                                                                         ---------    ---------
Cash Flows From Operating Activities:
Net loss                                                                 $(283,651)   $(250,617)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Bad debt expense                                                           4,000           --
  Depreciation                                                               3,577        2,004
  Stock based compensation, advertising and outside services                55,010       37,547

Changes in assets and liabilities:

Increase (decrease) in:
  Accounts receivable                                                       (4,699)          --
  Deposits                                                                  (1,486)          --
  Accrued interest - related parties                                         9,356           --
  Accounts payable and accounts payable - related party                      2,778       (1,854)
  Accrued expenses                                                          75,307       69,301
  Deferred Revenue                                                         (11,594)      13,856
                                                                         ---------    ---------

Net Cash Used In Operating Activities                                     (151,402)    (129,763)
                                                                         ---------    ---------

Cash Flows from Investing Activities:
  Purchase of propery and equipment                                             --      (16,987)
                                                                         ---------    ---------

Net Cash Used In Investing Activities                                           --      (16,987)
                                                                         ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from sale of common and preferred stock                              --       53,169
  Repayments of related party notes                                        (10,500)          --
  Loan proceeds from related parties                                       162,146       96,960
                                                                         ---------    ---------

Net Cash Provided By Financing Activities                                  151,646      150,129
                                                                         ---------    ---------

Net Increase in Cash                                                           244        3,379

Cash - Beginning of Year                                                     4,423        1,044
                                                                         ---------    ---------

Cash - End of Period                                                     $   4,667    $   4,423
                                                                         =========    =========

Cash Paid During the Year for Interest and Taxes:
    Income Taxes                                                         $      --    $      --
                                                                         =========    =========
    Interest                                                             $     476    $      --
                                                                         =========    =========

Supplemental Disclosure of Noncash Investing and Financing Activities:
    Common stock and preferred stock issued for debt                     $      --    $  33,833
                                                                         =========    =========
    Conversion of preferred stock to common stock (See Note 5(B))        $      --    $      --
                                                                         =========    =========

                  See accompanying notes to consolidated financial statements

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

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

         Under the trade name "Explorations," the Company operated a children's indoor physical fitness and entertainment center in Boca Raton, Florida that included proprietary features and a licensed character. The Company was also in the business of licensing the Explorations concept.

         In January 1999, the Company closed its facility and ceased its prior operations while it considered its operating options. In January 2000, the Company re-entered the development stage as an organization providing consulting services to businesses engaged in private children's care and entertainment activities. In January 2002, the Company changed its strategy to the "Pop Starz" concept of providing dance classes, modeling, and talent management. Activities during the development stage include settlement of certain liabilities, reorganization of the Company, and development of a business plan.

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

         Significant estimates in 2003 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on license receivables, depreciable lives on property and equipment and valuation of stock based compensation.

         (C) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Explorations Group, Inc. and its wholly-owned subsidiary, Pop Starz, Inc. All material intercompany transactions and balances have been eliminated.

         (D) CASH AND CASH EQUIVALENTS

         For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

         (E) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from three to five years. Depreciation expense was $3,577 and $2,004 for the years ended December 31, 2003 and 2002.

         Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         (F) STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         (G) INCOME TAXES

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

         (H) LOSS PER SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

         (I) IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2003, the Company believes that there has been no impairment of its long-lived assets.

         (J) REVENUE RECOGNITION

         During 2003, the Company had three sources of revenues; the classes, merchandise and special events offered by Pop Starz, Inc., and earnings from a license receivable.

                  (1)  POP STARZ, INC. CLASSES

                  Revenues are recognized pro rata over the number of classes in a class term. The term of a class is approximately two months. Student payments are required to be paid in full prior to the start of a term and are deferred until earned. Such unearned payments are shown as deferred revenue on the accompanying consolidated balance sheet.

                  (2)  LICENSE RECEIVABLE

                  The Company licensed the Pop Starz, Inc. concept to an unrelated party. Revenues are earned from this licensing arrangement pursuant to the terms of the agreement (See Note
                  3).

         (K) ADVERTISING

         Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising expense was $11,815 and $56,478, respectively.

         (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheet for accounts receivable, accounts payable, notes and loans payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

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

         In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The Guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

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

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) CONSULTING AGREEMENT

         On May 12, 2000, the Company executed a 730-day consulting agreement (the "Agreement") with a related party whereby the consultant would provide general strategic planning services as stipulated in the Agreement. In May 2002, the option portion of this agreement was consolidated into a revolving loan agreement and the consulting agreement was terminated (see Note 4 relating Yankees).

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

         (B) OPERATING LEASE

         In October 2003, the Company entered into a three-year noncancellable operating lease for office space in Boca Raton, Florida. The term of the lease commenced on October 15, 2003. The Company paid a security deposit of $1,486. The Company subleases a portion of its space to a company related through common ownership. This related party makes rent payments directly to the lessor. Office rent expense for the years ended December 31, 2003 and 2002 amounted to $15,130 and $8,700, respectively.

         Monthly rent and operating expenses under this lease during the first year is approximately $1,506. Operating expenses are subject to increase in successive years as discussed in the lease agreement. Monthly rent, exclusive of operating expenses under this lease during the:

         First year is $980
         Second year is $1,060
         Third year is $1,140

         Future minimum commitments under operating leases are as follows:

                  2004                     $ 11,960
                  2005                       12,920
                  2006                       10,830
                                           --------
                  Total                    $ 35,710
                                           ========

         (C) EMPLOYMENT AGREEMENTS

         In January 2002, the Company executed a five-year automatic renewing employment agreement with its president, which provides for annual cash compensation of $75,000 per year. Unpaid amounts accrued at December 31, 2003 were $143,750 and are included in accrued expenses.

         In May 2002, the Company engaged general counsel who was paid a base cash salary and $2,500 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's common stock is publicly traded, he was to receive 5,000 shares per month. On July 1, 2002, the agreement was amended. Effective July 1, 2002, as consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share, which is currently 50% (based on the number of clients for whom he is providing legal services) of (1) his current base salary of $ $700 per week in cash and (2) $400 per week in Common Stock. The equity portion is paid at the end of each month, and is paid by an equivalent amount of the Company's Common Stock calculated by using its average closing transaction price for the month then-ended. Until such time that the Company's common stock was publicly traded, the shares were being valued at $0.50 per share. During November 2003, the Company's shares began trading on the Over-the-Counter Bulletin Board ("OTC-BB") and as such, this individual then received the equivalent number of shares based on the average fair market value for the month services were rendered. During 2003, the agreement was terminated.

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

         In July 2002, the Company engaged its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended. Until the Company's common stock was publicly traded, he received 2,000 shares per month (based on a per share value of $0.50). During November 2003, the Company's shares began trading on the Over-the-Counter Bulletin Board ("OTC-BB") and as such, this individual then received the equivalent number of shares based on the average fair market value for the month services were rendered.

         Effective April 8, 2002, the Company entered into an agreement with three individuals (the "Directors") pursuant to which they will serve as corporate directors. The agreement is for a term of one year. As consideration for the director's services, the members of the Company's board of directors will each receive monthly, 1,250 shares of the Company's Common Stock plus 625 additional shares for service on the audit and executive committee, 313 shares for each additional committee of the board of directors on which they serve and 250 additional shares for each committee of the board of directors on which they serve as chair. Effective October 31, 2003, one director resigned and returned 4,250 shares of the Company's common stock. (See Note 4)

         The Company has contractually agreed with two key employees that after the completion of two years of continued employment with Pop Starz beginning on March 31, 2002 and May 8, 2002, respectively (calculated as two years from the date of the first paycheck received from Pop Starz), they will each receive 10% (for an aggregate of 20%) of Pop Starz, Inc.'s outstanding shares of Common Stock as of that date. These agreements were terminated and no amounts have been paid under the related terms as of December 31, 2003 and 2002.

         (D) LITIGATION

         On or about May 24, 2002, Pop Starz and Mrs. Tucker (individually), filed a complaint in the Circuit Court for Palm Beach County, Florida, against Suzanne Stone (individually) and Hip Hop Kidz, Inc. The original complaint has been amended and alleges one count for slander - based on statements made by defendant Stone individually and in her capacity as president of Hip Hop Kidz, Inc., which operates a business similar to Pop Starz. The complaint seeks compensatory and punitive damages against the defendants jointly and severally in an amount to be established at trial, and contains a jury demand. The defendants have filed an answer denying the material allegations of the complaint and asserting various affirmative defenses.

         In May 2003, Suzanne Stone filed an action in federal court (case No. 03-80339). Included in the counts are allegations alleging misappropriating the domain name, hiphopkids.com, tortious interference with a business relationship and unfair and deceptive fair trade practices. Management believes that they have meritorious defenses to the allegations contained in the complainant. Further proceedings in this action have been staid pending resolution of the state court proceeding involving Pop Starz and Ms. Tucker.

NOTE 3 - LICENSE RECEIVABLE
---------------------------

On June 6, 2003, the Company entered into a licensing agreement with an unrelated party to use the name Pop Starz, Inc. Under the terms of the agreement, $2,500 was due at signing and was paid in full. The revenue earned from the $2,500 signing is being recognized ratably over a period of twelve months beginning September 1, 2003. At December 31, 2003, the Company had recognized $833 in revenues and had deferred revenues of $1,667 in connection with this license payment.

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Beginning September 1, 2003, the licensee would be required to pay $1,000 per month, during year two, $1,500 per month and during year three and thereafter, $2,000 per month. As of December 31, 2003, the Company had recorded $4,000 in licensing revenue and a related account receivable. Management has determined that the collectability of this receivable is remote and has written off and charged to operations the $4,000 as a bad debt expense at December 31, 2003.

NOTE 4 - NOTES AND LOANS PAYABLE - RELATED PARTIES
--------------------------------------------------

At December 31, 2003, the Company has reflected an aggregate $214,773 in notes payable from six related parties, the Tucker Family Spendthrift Trust ("TFST"), the Calvo Family Spendthrift Trust ("CFST"), Blue Lake Capital, Yankee Companies, LLC ("Yankees"), Yankees, Inc., and the Company's president. Of the total debt financing, TFST accounted for $175,700, CFST accounted for $7,672, Blue Lake Capital accounted for $9,274, Yankees, Inc. and Yankees, LLC accounted for an aggregate $12,961, the Company' president accounted for $9,000 and there was $166 payable to a related party of the Company's president.

During the year ended December 31, 2003, the Company received proceeds from the issuance of notes payable to these entities totaling $162,146 and repaid principal amounts of $3,000 to Yankees, Inc., $1,500 to TFST and $6,000 to CFST plus accrued interest of approximately $650. The notes are secured by all present and future assets of the Company. These notes bear interest at prime plus 2% and are due in one year from the date of the notes issuance.

During the year ended December 31, 2003, fourteen of these notes totaling $54,626 reached maturity. These notes payable went into default. During the year ended December 31, 2003, all CFST notes in default totaling $6,000 including accrued interest were cured. The principles of TFST to date have not entered a notice of demand. Certain notes from TFST and Yankees remain in default at December 31, 2003 totaling $15,961.

In connection with these notes, the Company had $9,356 in related accrued interest payable.

All notes payable - related parties represent a 100% concentration of debt financing.

All notes and loans are classified as short term obligations.

On April 9, 2002, the Company signed a loan agreement to borrow up to $100,000 in $1,000 increments from Yankee Companies, LLC ("Yankees") a company affiliated through common ownership. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one-year term, and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), the Company amended its April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under the consulting agreement and the prior $100,000 loan agreement discussed above. The amendment also cancels the consulting agreement (See Note 9 regarding termination provision).

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of common stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remained unchanged. As of December 31, 2003, no proceeds under the loan agreement were allocated to purchase a convertible bond. At December 31, 2002, the 375,000 warrants had been forfeited (See Note 9 regarding termination provision).

NOTE 5 - STOCKHOLDERS' DEFICIT
------------------------------

         (A) PREFERRED STOCK

         The Company has authorized 1,500,000 shares of class A, non voting, convertible preferred stock.

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

         See 5(B) below for conversion between preferred stock and common stock during 2003.

         (B) COMMON STOCK

         On August 9, 2002, with the majority approval of its shareholders, the Company increased the authorized number of its common stock from 5,000,000 to 10,000,000 shares, $.01 par value.

         In June 2002, the Company sold 428,189 common shares for net proceeds of $42,819.

         During June 2002, the Company issued 192,978 shares of common stock in exchange for debt amounting to $19,299. The shares were valued at the contemporaneous sale price of $0.10 per share resulting in no gain or loss on the transaction.

         In August 2002, the Company issued 28,375 common shares for debt of $2,837 based on the contemporaneous sales price of $0.10 per share, resulting in no gain or loss.

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

         During the year ended December 31, 2002, the Company issued 190,957 shares of common stock to consultants, employees, and directors for services rendered. Of these shares, 81,077 were issued from January 2002 through September and were valued at $0.10 per shares an amount established by a contemporaneous sales price. In September 2002, 20,000 common shares were exchanged for services rendered at $0.50 per share or $10,000, establishing a new fair market value for all subsequent issuances of common stock for services rendered. During the remainder of the year, the Company issued 89,880 shares of common stock valued at $0.50 or $44,940. In connection with issuance of common shares for services, the Company recorded compensation expense of $25,047 and advertising and promotion expense of $12,500. Additionally, the Company recorded $25,500 in deferred compensation relating to the issuance of 59,500 shares issued to two of the Company's directors for services to be rendered in 2003, which were valued at $0.50 per share. As of December 31, 2002, 3,460 of these shares had not been issued. These shares are included in common stock issuable at December 31, 2002 (see
         Note 8).

         During January 2003, the Company issued 3,460 shares of its common stock that had been issuable as of December 31, 2002.

         During the year ended December 31, 2003, the Company issued 73,907 (18,407 of which are issuable as of December 31, 2003) shares of common stock to consultants and employees for services rendered. The Company valued these common shares at the fair market value on the dates of issuance of $31,484 or approximately $0.43 per share based on the fair market value on the date of the grant or the average market value over the period in which the services were performed, and the Company recorded compensation expense in this amount during the year ended December 31, 2003. In November 2003, a former director of the Company resigned and returned 4,250 shares of the Company's common stock, which had been issued for services to be rendered during the remaining two months this reporting period. The Company recognized these shares as a cancellation and reversed the fair market value of these shares previously issued having a fair value of $1,974 against deferred compensation.

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

         (C) STOCK OPTION PLANS

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

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

         On November 20, 2003, the Board of Directors of the Company adopted a 2003/04 Consulting Service Plan (the "Consulting Service Plan") to provide added incentive for high levels of performance to officers, directors, employees, consultants, and independent contractors of the Company. The Consulting Service Plan authorizes the issuance of up to an aggregate of 300,000 shares of the Company's common stock registered on Form S-8 Registration Statement as filed with the Securities and Exchange Commission. At December 31, 2003, there were no shares of common stock issued under the terms of this Consulting Service Plan.

         (D) STOCK OPTIONS

         A summary of non-plan stock options outstanding as of December 31, 2003 is as follows:

                                                           Number of      Weighted Average
                                                            Options        Exercise Price
                                                           ---------      ----------------
         Balance at December 31, 2001                       375,000           $0.07
           Granted                                               --              --
           Exercised                                             --              --
           Forfeited                                       (375,000)           0.07
                                                           --------           -----
         Balance at December 31, 2002                            --           $  --
           Granted                                               --              --
           Exercised                                             --              --
           Forfeited                                             --              --
                                                           --------           -----
         Balance at December 31, 2003                            --           $  --
         Options exercisable at December 31, 2003                --           $  --
                                                           ========           =====

NOTE 6 - INCOME TAXES
---------------------

There is no current income tax provision for the years ended December 31, 2003 and 2002 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2003 and 2002 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

                                                                 2003            2002
                                                               --------       ---------
                  Computed "expected" tax expense (benefit)    $(96,441)      $ (85,210)
                  Change in valuation allowance                  96,441          85,210
                                                               --------       ---------
                                                               $     --       $      --
                                                               ========       =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 is as follows:

                                                                 2003             2002
                                                               ---------        ---------
                  Deferred tax assets:
                  Net operating loss carryforward              $ 276,603        $ 180,162
                                                               ---------        ---------
                  Total gross deferred tax assets                276,603          180,162
                  Less valuation allowance                      (276,603)        (180,162)
                                                               ---------        ---------
                  Net deferred tax assets                      $      --        $      --
                                                               =========        =========

The net change in the valuation allowance during the year ended December 31, 2003 was an increase of $96,441.

At December 31, 2003, the Company had net operating loss carry forwards of approximately $814,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2023. Usage of the net operating losses may be limited if the Company undergoes a change in ownership or change in business, or by the alternative minimum tax.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that, some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization and the ceasing of all operations, except for consulting activities, it is more likely than not that, the deferred tax assets will not be realized.

NOTE 7 - GOING CONCERN
----------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders' deficit of $367,728 and a working capital deficiency of $380,620 as of December 31, 2003 and had net losses and cash used in operations of $283,651 and $151,402 respectively, in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is taking steps to address this situation. The Company is in the process of implementing its business plan. Our loan agreement with TFST remains open, which we believe, will be sufficient to cover any deficiencies, which may be created as a result of Calvo Family Spendthrift Trust ceasing to provide any additional funding to the Company. Additionally, we have elected to terminate our debt funding relationship with Yankee Companies, Inc. and Yankee Companies, L.L.C. (See Note 9). We believe the actions we are taking allow us to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

                     Explorations Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 2003

NOTE 8 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Currently, the TFST and its affiliates and the President of the Company are the Company's only source of debt funding.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On January 15, 2004, the Company provided a 60 day notice of termination to Yankee Companies, Inc. and Yankee Companies, L.L.C. that they would no longer seek debt financing under the terms of an April 9, 2002 revolving loan agreement with the Company. The 60 day notice is required under the terms of the loan agreement (See Note 7).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

Neither the Company nor Pop Starz has had any disagreements with any accountants concerning required financial disclosure during the past two years.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our president and chief financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2003. There were no deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

Directors and Executive Officers
--------------------------------

The following persons serve as members of the Company's board of directors and as executive officers, in the capacities indicated:

NAME                            AGE (1)     TERM (2)     POSITIONS
----                            -------     --------     ---------
Michelle Tucker                 45          (3)          Director and President

Vanessa H. Lindsey              32          (4)          Director, Secretary,
Treasurer and Chief
Administrative Officer

Jeffrey Klein                   49          (5)          Director

Adam Wasserman                  39          (6)          Chief Financial Officer,
 Controller


----------
(1) As of February 29, 2004.

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

(5) Jeffrey Klein has served as a director since January 1, 2004 and was appointed to fill the vacancy created by the resignation of Steve Adelstein. He also serves as the Company's legal counsel.

(6) Mr. Wasserman was engaged as the Company's chief financial officer and controller effective July 1, 2002.

Biographies of Directors and Executive Officers.
------------------------------------------------

MICHELLE TUCKER, DIRECTOR (CHAIR), PRESIDENT AND CHIEF EXECUTIVE OFFICER

Michelle Tucker, age 45, serves as the Company's president, chief executive officer and as a director since February 12, 2001, and has served as an officer and director of Pop Starz since the Company was incorporated in October 1996. Prior to founding Pop Starz, Mrs. Tucker provided volunteer services to the community such as working with the crisis line at the Shelter Home for Abused Women and various other community programs. Mrs. Tucker received a Bachelor of Science Degree in Criminal Justice from the University of Florida in 1979. From 1984 to 1986, Mrs. Tucker continued her education toward a Masters Degree by attending Florida Atlantic University and Florida International University.

VANESSA H. LINDSEY, DIRECTOR, SECRETARY, CHIEF ADMINISTRATIVE OFFICER

Vanessa H. Lindsey, age 32, serves as the Company's secretary and chief administrative officer and as a director since February 12, 2001, and served as a member of the board of directors and as an officer of Pop Starz from February 1, 2001 to January 25, 2002. From 1995 to 2001, she was employed as the chief administrative officer of Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president and secretary. She has also served as the secretary and chief administrative officer for Yankees, which originally served as a strategic consultant to the Company. Mrs. Lindsey held the position of secretary of the Marion County Libertarian Party and was the campaign treasurer for the Cyndi Calvo for State Senate, District 8 Campaign from 1998 to 2000. Since January 1999 she has served as secretary and chief administrative officer for Colmena Corp., a publicly held Delaware corporation, effective February 1, 2000 she became a member of its board of directors and was elected as Vice President on June 14, 2001. From November 11, 1999 to June 13, 2001, she served as secretary for AmeriNet Group.com, Inc.(currently Fields Technologies, Inc.), a publicly held Delaware corporation, and served as a member of its board of directors from April 6, 2000 to June 13, 2001. She is currently the Vice President and Secretary of Southern Capital Group, Inc, a Florida corporation, and is a licensed mortgage broker.

ADAM WASSERMAN, CHIEF FINANCIAL OFFICER AND CONTROLLER

Adam Wasserman, age 39, was elected as our Company's chief financial officer and controller effective July 1, 2002. Mr. Wasserman holds the degree of Bachelor of Administration from the State University of New York at Albany. He is a Certified Public Accountant (New York), and a member of The American Institute of Certified Public Accountant. Mr. Wasserman currently serves as the chief executive officer and director of CFO Oncall, Inc., a firm specializing in financial consulting services that he founded in 1999, which is located in Weston, Florida. From 1991 to 1999, he was an audit manager at American Express Tax & Business in Fort Lauderdale, Florida, where he served as an outsourced CFO and advisor to a diversified clientele in the technology, medical, retail, and service industries in both the private and public sectors. Mr. Wasserman has also served with Deloitte & Touche, LLP in New York City, where he conducted audits of public and private companies, tax preparation and planning, management consulting, and systems design. He currently serves as the Treasurer of Gold Coast Venture Capital Club, was a former officer of Toastmasters International, and is a member of the Florida Venture Forum, and Weston Chamber of Commerce. Since March 2002 he has served as Chief Financial Officer and Controller for Colmena Corp., a publicly held Delaware corporation.

JEFFREY KLEIN, DIRECTOR/SECURITIES COUNSEL

Jeffrey Klein, age 49, is a partner with the Boca Raton, Florida based law firm of Newman, Pollock & Klein, LLP. The firm was engaged as our securities counsel in November 2003. Prior to joining Newman, Pollock & Klein, Mr. Klein, from 1990 worked as a practicing attorney in Boca Raton, Florida for the law firm of Jeffrey G. Klein, P.A., a firm concentrating in corporate, transactional and securities matters. Mr. Klein has also worked as general counsel for several private and public companies including Bernard Haldane Associates, Inc., a nationwide organization offering clients career consulting services. Mr. Klein received his Bachelor of Arts from Boston University in 1977. He received his J.D. degree from the University of Pittsburgh in 1980 and earned a Masters degree in Business Administration in 1981 from the University of Pittsburgh.

Other Significant Employees.
----------------------------

In addition to the Company's executive officers and directors, the executive officers and directors of its operating subsidiary, Pop Starz, constitute significant employees:

GLENN DOUGLAS PACKARD, POP STARZ' ARTISTIC DIRECTOR

Mr. Packard is a multi-dimensional innovator that has made his international choreography a commanding product within the entertainment industry. Providing a spectrum of diversity, this dynamic power has been celebrated for the casting and choreography for such artists as Pink, Deborah Cox & Brian McKnight and was nominated for an Emmy Award for Outstanding Choreography for the All Star Salute to the "King of Pop" Michael Jackson, The Solo Years.

His choreography & artist direction originally gained acclaim through live stage performances & productions including Miracle on 34th Street at New York's famous Madison Square Garden, Whitney Houston's All Star Gala, and countless tours. He choreographed the American Cinema Awards and has worked on HBO's Robert Klein "A Child in His 50's", Saturday Night Live, VH-1 RuPaul Show, 2001 Giant's Half Time, Disney Television Productions, and multiple music videos. Mr. Packard has been seen around the world, teaching master classes in Tokyo, Japan, Barcelona & Madrid, Spain, Hamburg, Germany and at acclaimed American Universities such as Yale, the University of Michigan and Michigan State.

Before his choreography & dancing went mainstream in 2000, he sang background for Jimmy Buffet at Madison Square Garden and also singing/acting in Jimmy's Broadway bound Don't Stop the Carnival musical, playing the role of Norwegian bartender Thor. He has been seen in productions ranging from West Side Story to A Chorus Line. Glenn's modeling career is also impressive with credits such as Guess Jeans, Paul Mitchell, Wella, and Priority Leather Co.

LEIGH ANNE SELDIN, VICE PRESIDENT

Pursuant to an employment agreement effective February 17, 2004 and commencing on March 1, 2004 and continuing for a period of one year, Ms. Seldin will serve as vice president of Pop Starz. She shall share in the responsibility for media relations, booking Pop Starz production company for both paid and unpaid events, investigating the potential to form a talent agency and coordinating the production and distribution of a proposed Hip-Hop video. Ms. Seldin will receive a weekly salary of $546 and health insurance allowance of approximately $200 per month, and be issued a total of 20,000 shares of our common stock. Prior to joining Pop Starz, she served as a show producer/line producer at Oxygen Media where she helped launch a daily live multi-topic variety/news show. From the fall 1999 to fall 2000, she served as a special project producer.

Among her accomplishments was producing segments for breast cancer awareness and coordinating with Home Depot and Oxygen to produce a "cooking demonstration kitchen". In the spring of 1999 she served as a segment producer for HBO's "What's My Line" and a Senior Producer for Nickelodeon's "Figure it Out". In 1998 she also worked as a segment producer for ABC's "The View". Ms. Seldin received a Bachelor of Arts in Communications from the University of Arizona.

Family Relationships.
---------------------

There are no family relationships among the current officers and directors of the Company.

Involvement in Certain Legal Proceedings.
-----------------------------------------

Based on information provided to the Company's legal counsel, during the five year period ending on December 31, 2003, no current director, person nominated to become a director, executive officer, promoter, or control person of the Company has been a party to or the subject of:

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

Parents and promoters of the Company.
------------------------------------

As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified. Based on such definitions, Mrs. Tucker is the Company's promoter and parent. Mrs. Tucker and her affiliates should be deemed as the control persons of the Company.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

(a) Executive Officers.
    -------------------

During the twenty-four month period commencing on January 1, 2002 and ending on December 31, 2003, no executive officer received compensation from or on behalf of the Company during any twelve month period valued, in the aggregate, in excess of $100,000. During such period Mrs. Tucker served as the Company's chief executive officer.

(b) Summary Compensation Table.
    ---------------------------

                                                                                   Long-Term
                                     Annual Compensation                          Compensation
--------------------------------------------------------------------------------------------------------------
                                                                        Restricted   Securities
                                                          Other Annual    Stock      Underlying
Name and Principal                     Salary     Bonus   Compensation    Awards      Options      All Other
Position                Fiscal Year      ($)       ($)        ($)          ($)         SAR (#)    Compensation
--------------------------------------------------------------------------------------------------------------
                              2002     $75,000   $16,362
   Mrs. Tucker (1)            2003     $75,000        --          --          --          --            --
-------------------     ----------     -------   -------     -------     --------      ------        ------
                              2002     $ 2,225   $ 3,500
    Mr. Dornan (2)            2003     $ 9,870   $ 6,250          --          --          --            --
-------------------     ----------     -------   -------     -------     --------      ------        ------
                              2002     $   396   $ 4,125
  Mrs. Lindsey (3)            2003     $ 1,157   $10,594          --          --          --            --
-------------------     ----------     -------   -------     -------     --------      ------        ------
                              2002     $ 3,230   $ 4,400
 Mr. Wasserman (4)            2003     $13,904   $12,000          --          --          --            --
-------------------     ----------     -------   -------     -------     --------      ------        ------
                              2002     $    --   $    --          --          --          --            --
 Jeffrey Klein (5)            2003     $    --   $    --          --          --          --            --


(1) Michelle Tucker has served as the president and chief executive office of the Company from the time it was reorganized as a holding company on February 12, 2001. Starting in January 2002, Pop Starz has agreed to provide Mrs. Tucker with aggregate annual compensation of $75,000, provided that it will be accrued until such time as payments can be made from available funds.

(2) Kevin Dornan formerly served as legal counsel for the company.

(3) Vanessa Lindsey is compensated on an hourly basis for services rendered as the Company's Secretary and Chief Administrative Officer.

(4) In July 2002, the Company engaged Adam Wasserman as its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended.

(5) Effective January 1, 2004 Jeffrey Klein was appointed a director of the Company and we have agreed to pay him on a monthly basis a total of 3,000 shares per month as compensation for his services as a director. Mr. Klein may also receive additional compensation from us as a partner with the law firm of Newman, Pollock & Klein which provides us with corporate and securities counsel.

(C) Options and Stock Appreciation Rights Grants Table
    --------------------------------------------------

                                         % of Total
               Number of Shares        Options Granted        Exercise or        FMV of
             Underlying Options        to Employees in        Base Price        Shares on        Expiration
                 Granted (#)              Fiscal Year           ($/Sh)          Grant Date          Date
-----------------------------------------------------------------------------------------------------------
                  None

(d) Aggregated Option & Stock Appreciation Right Exercises and Fiscal Year-End
------------------------------------------------------------------------------
Options & Stock Appreciation Right Value Table
----------------------------------------------

                                               Number of Securities               Value of Unexercised
        Shares acquired    Value              Underlying Unexercised                   In-the-Money
Name    on Exercise (#)  Realized($)      Options at Fiscal Year-End (#)       Options at Fiscal Year-end
------- ---------------  -----------      ------------------------------       --------------------------
                                            Exercisable  Unexercisable         Exercisable  Unexercisable
                                            -----------  -------------         -----------  -------------
        None


e) Long Term Incentive Plan Awards Table
   -------------------------------------

        None

(f) Compensation of Directors.
    --------------------------

We have agreed to pay Vanessa Lindsey 1,250 shares per month for her services as a member of the Board of Directors. Beginning in 2004, we have agreed to pay Jeffrey Klein a total of 3,000 shares per month for his services on the Board of Directors. We have also agreed to pay Michelle Tucker a total of 3,000 shares per month for her service as a director. We have not issued any shares to date for services rendered as a Board member in 2004. We may pay directors additional shares of common stock for attendance at board meetings or by serving on special committees of the board of directors.

Summaries of Current Explorations Employment Contracts.
------------------------------------------------------

JEFFREY KLEIN, SECURITIES COUNSEL

We do not have an employment agreement with Mr. Klein. However, we intend to use his services in connection with corporate, transactional and securities matters which require his expertise. Payments are made to the law firm of Newman, Pollock & Klein, LLP. We are billed at fees ranging from $225 to $275 per hour. Mr. Klein also receives 3,000 shares per month for serving as a director. This payment and the services rendered are separate from any legal fees paid to Newman, Pollock & Klein.

ADAM WASSERMAN, CHIEF FINANCIAL OFFICER AND CONTROLLER

In July 2002, the Company engaged Adam Wasserman as its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended. A copy of Mr. Wasserman's engagement agreement was filed as an exhibit to our report filed on Form 10-KSB for the year ended December 31, 2002.

Summaries of Current Pop Starz Employment Contracts.
---------------------------------------------------

MICHELLE TUCKER, PRESIDENT & CHIEF EXECUTIVE OFFICER

Effective January 25, 2002, Pop Starz entered into an employment agreement with Mrs. Tucker pursuant to which she is engaged as Pop Starz' president. The agreement is for a term of five years, with renewal thereafter from year to year unless either Pop Starz or Mrs. Tucker gives at least 60 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mrs. Tucker's services, Pop Starz has agreed to compensate her $75,000 per year provided that it will be accrued until such time as payment can be made from available funds. To date, a total of $143,750 has been accrued.

No other employees of Pop Starz receive a salary in excess of $50,000 per year.

Report of Re-Pricing of Options or Stock Appreciation Rights
------------------------------------------------------------

        None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.
    ------------------------------------------------

As of December 31, 2003, the following persons (including any "group") are based on information available to the Company, beneficial owners of more than five percent of the Company's Common Stock (its only class of voting securities). Of the number of shares shown in column 3, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this Report. For purposes of this Table 2,165,112 of the Company's Common Stock are assumed to be outstanding. (Footnotes follow Table B.)

                                     Table A
Principal Stockholders:

                          Name and                    Amount and
                         Address of                    Nature of      Percent
Title                    Beneficial                    Beneficial       of
Of Class                   Owner                      Ownership (1)    Class
--------       -----------------------------------   --------------    -----
Common            Michelle Tucker and affiliates      1,366,082(2)     63.1%
                  1801 Clint Moore Road, #108
                  Boca Raton, FL 33487

b) Security Ownership of Management.
   ---------------------------------

As of December 31, 2003, the following Table discloses the Company's Common Stock (its only class of voting securities) other than directors' qualifying shares, beneficially owned by: * all directors and nominees, naming them each; * each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and * all directors and executive officers of the Company as a group, without naming them.

                                     Table B

Security Ownership of Management:

Name and Address of                Amount of              Nature of                      Percent
Beneficial Owner                   Equity Owned (1)       Beneficial Ownership           of Class
----------------                   ----------------       --------------------           --------
Michelle Tucker & affiliates         1,366,082            (2)                             63.1%
1801 Clint Moore Road
Suite 108
Boca Raton, FL 33487

Vanessa H. Lindsey                      59,000(3)         Record and beneficial            2.7%
340 SE 55th Avenue
Ocala, Florida 33471

Adam Wasserman                          34,000(3)         Record and beneficial            1.5%
1643 Royal Grove Way
Weston, Florida 33327

Jeffrey Klein
2101 NW Corporate Blvd
Suite 414
Boca Raton, FL 33496                     9,000(3)         -0-                           Less than 1%

All officers and directors:
as a group:                          1,468,082            Record and Beneficial           67.3%


Footnotes to Tables A and B.

(1) Common Stock.

(2) Mrs. Tucker holds 558,725 of the shares and 200,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker. 4,227 shares are held by Carrington Capital Corp., a Florida corporation owned by Mrs. Tucker. The Tucker Family Spendthrift Trust holds 594,130 of the shares including of 20,500 from the estate of Jerrold Tucker. The Tucker Family Spendthrift Trust has as its beneficiaries Michelle Tucker, her husband Leonard M. Tucker, and Shayna and Montana, their minor daughters. Michelle and Leonard M. Tucker are the co-trustees who jointly hold voting and investment power for the shares owned by the Trust. An additional 9,000 shares is due Mrs. Tucker for serving on the Board of Directors through March 31, 2004.

(3) Includes shares issuable to directors through March 31, 2004 including 9,000 shares to Michelle Tucker, 5,625 shares to Vanessa Lindsey, 6,000 shares to Adam Wasserman and 9,000 shares issuable to Jeffrey Klein for director services.

(c) Changes in Control
    ------------------

The Company is not aware of any arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

Transactions with Directors, Nominees for Election as a Director, Executive Officers, Ten Percent+ Stockholders or Their Immediate Families

During the period starting on February 12, 2001 and ending on December 31, 2003, the Company was a party to the following transactions in which:

    *   a director or executive officer of the Company,

    *   a nominee for election as a director,

    *   a beneficial owner of ten percent or more of the Company's Common Stock,

        or

    * any member of the immediate family of any of the foregoing had or will have a direct or indirect interest, and did not involve: rates or charges determined by competitive bids; services at rates or charges fixed by law or governmental authority; services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services:

                             Relationship                     Nature of                           Amount
                             to the                           Interest in the                    of Such
Name                         Company                          Transaction                        Interest
----                         -------                          -----------                        --------

Yankees or its designees     Ten percent+ stockholders        Revolving loan agreement           (1)

Carrington Capital Corp.     Landlord                         Sublease of Office                 $1700 monthly
     Space (4)

Blue Lake Capital Corp.      Shareholder/Affiliate            Sublease of Office Space (5)       $750


(1) In consideration for $50,000 in future loans to be made by Yankees or its designees to the Company under a revolving loan agreement, Yankees or its designees may hold convertible bonds that permit them to ultimately acquire shares of the Company's outstanding or reserved Common Stock (all reserved Common Stock being treated as outstanding for purposes of such calculation) equal to 20% of the Company's outstanding or reserved Common

Stock, immediately following complete conversion of $50,000 in principal of the bonds, regardless of the quantity of Common Stock involved. Loans under the revolving loan agreement call for payment of interest at the rate of 2% over the prime rate charged from time to time by Citibank, N.A. A copy of the loan agreement was filed as an exhibit to our Company's 10-SB. See "Part III, Items 1 and 2, Index to Exhibits and Description of Exhibits". On May 31, 2002 these rights were assigned equally to the TFST (2) and CFST (3). .

The Company has chosen not to renew this revolving line of credit and Notice of Termination has been sent to Yankees.

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

(4) We previously subleased office space at the rate of $1,700 per month. Said sublease has been terminated and all amounts due and owing have been paid.

(5) Blue Lake Capital subleases office space from us and pays approximately $750 per month directly to the landlord.

Parents of the Company.
-----------------------

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

Exhibits Required by Item 601 of Regulation S-B.
------------------------------------------------

The required exhibits are filed herewith, incorporated by reference or not applicable as indicated below:


Designation                Page
of Exhibit                 Number
as Set Forth               or Source of
in Item 601 of             Incorporation
Regulation S-B             by Reference              Description
--------------             ------------              -----------
(1)                        *                         Underwriting Agreement

(2)                        *                         Plan of acquisition, reorganization, arrangement, liquidation or succession:

(3)   (I)                                                   Articles of incorporation:
         .1                (1)                       Certificate of Incorporation, dated February 12, 2001.
         .2                (1)                       Certificate of Designation:
                                                     Preferences & Rights of  Class A
                                                     Non-Voting, Convertible Preferred
                                                     Stock, dated May 1, 2002.
         .3                (1)                       Certificate of Amendment, dated August 9, 2002
         .4                Filed Herewith            Code of Conduct
         (ii) Bylaws:
         .4                (1)                       ByLaws of the Corporation

Instruments defining the rights of holders, including indentures:
-----------------------------------------------------------------

         .1                (2)                       Non-Qualified  Stock Option & Stock Incentive Plan,  Effective
                                                     as of April 8, 2002
         .2                (2)                       Bond  Purchase  Option  Agreement  with the Yankee  Companies,
                                                     LLC., dated April 9, 2002.
         .3                (3)                       2003/2004 Consulting Services Plan
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


         .11               (1)                       Corporate   Director's  Agreement  with  Vanessa  H.  Lindsey,
                                                     dated April 8, 2002.
         .12               (1)                       Revolving Loan Agreement with Yankees LLC, dated May 6, 2002.
         .13               (1)                       Amended Engagement Agreement with Dornan

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

(19)                                                 Reports furnished to security holders

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

(22)                                                 Published report regarding matters submitted to vote

(23)                                                 Consent of experts and counsel

(24)                                                 Power of attorney

(25)                                                 Statement re eligibility of trustee

(26)                                                 Invitation for competitive bids

(27)                                                 Financial data schedule

(31)     .1                Filed Herewith            Certification of CEO pursuant to Section 302
                                                     of Sarbanes-Oxley Act of 2002

(31)     .2                Filed Herewith            Certification of CFO Pursuant to Section 302
                                                     of Sarbanes-Oxley of 2002

(32)     .1                Filed Herewith            Certification of CEO pursuant to Section 906
                                                     of Sarbanes-Oxley Act of 2002

(32)     .2                Filed Herewith            Certification of CFO Pursuant to Section 906
                                                     of Sarbanes-Oxley of 2002

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
                                                     May 29, 2002.

-----------------
*   Not applicable
**  None

(1) Filed as an exhibit to our Company's Report on 10-SB dated June 13, 2002, bearing the exhibit designation number shown above, incorporated by reference herein as permitted by Commission Rule 12b-23.

(2) Filed as an exhibit to our Company's annual report for the year ended December 31, 2002.

(3) Filed as an exhibit to our Form S-8 filed December 17, 2003

Reports on Form 8-K Filed During Quarter Ended December 31, 2003
----------------------------------------------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $13,200 and $9,400, respectively.

AUDIT-RELATED FEES

         The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

         The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

         The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

SIGNATURES
----------

         In accordance with Section 13 or 15(d) of the Exchange Act, our Company caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

         Dated: March 29, 2004

         Explorations Group, Inc.

         By: /s/ Michelle Tucker
             -----------------------
             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:


Signature                  Date             Title
---------                  ----             -----

/s/ Michelle Tucker        March 29, 2004   President, Chief Executive Officer, Chairman
----------------------
Michelle Tucker

                           March 29, 2004   Director
----------------------
Vanessa H. Lindsey

/s/ Adam Wasserman         March 29, 2004   Chief Financial Officer & Controller
----------------------
Adam Wasserman

/s/ Jeffrey Klein          March 29, 2004   Director
----------------------
Jeffrey Klein

                             Additional Information

                            EXPLORATIONS GROUP, INC.
                                  (Registrant)
           1801 Clint Moore Road, Suite 108, Boca Raton, Florida 33487
 Telephone Number: (561) 997-1188; Facsimile Transmission (561) 988-8352; E-mail
                         michelle@explorationsgroup.com
                             Corporate Headquarters

                                    OFFICERS
              Michelle Tucker, President & Chief Executive Officer;
          Vanessa H. Lindsey, Secretary & Chief Administrative Officer;
                        Jeffrey Klein, Esquire, Counsel;
             Adam Wasserman, Chief Financial Officer and Controller

                               BOARD OF DIRECTORS
  Michelle Tucker, Chairman of the Board; Vanessa H. Lindsey and Jeffrey Klein

                               ADDITIONAL CONTACTS

      Salberg & Company, P.A. Certified Public Accountants and Consultants
                          20283 State Road 7, Suite 300
                            Boca Raton, Florida 33498
         Telephone (561) 995-8270: Facsimile Transmission (561) 995-1920
                            E-mail info@salbergco.com
                         Independent Public Accountants

                          Newman, Pollock & Klein, LLP
                            2101 N.W. Corporate Blvd.
                                    Suite 414
                            Boca Raton, Florida 33596
         Telephone (561) 997-9920: Facsimile Transmission (561)241-4943
                           E-mail: jklein@npk-law.com
                                  Legal Counsel

                      Florida Atlantic Stock Transfer, Inc.
                               7130 Nob Hill Road
                             Tamarac, Florida 33321
         Telephone (954) 726-4954: Facsimile Transmission (954) 726-6305
                                 Transfer Agent

     Exhibits to this Form 10-KSB are available on the Commission's web site located at www.sec.gov in the EDGAR archives, on our Company's website located at www.explorationsgroup.com and will be provided without charge to stockholders of our Company upon written request addressed to Jeffrey G.
        Klein, 2101 NW Corporate Blvd., Suite 414, Boca Raton, FL 33431.

  The Commission has not approved or disapproved of this Form 10-KSB and Annual
    Report to Stockholders nor has it passed upon its accuracy or adequacy.