Form 10QSB
period 2004-03-31
EXPLORATIONS GROUP INC
filed 2004-05-14
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: March 31, 2004

                        Commission file number: 000-49864


                            EXPLORATIONS GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                 65-1089222
                  --------                                 ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


              1801 Clint Moore Rd., Suite 108, Boca Raton, FL 33487
              -----------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (561) 997-1188
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

On May 1, 2004, the issuer had outstanding 2,183,541 shares of common stock, $.01 par value per share.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2004.........................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003...........4

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003...........5

                  Condensed Notes to Consolidated Financial Statements.......6-8

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operations........................................8-15

         Item 3 - Controls and Procedures.....................................15


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................16

         Item 2 - Changes in Securities and Use of Proceeds...................16

         Item 3 - Default Upon Senior Securities..............................17

         Item 4 - Submission of Matters to a Vote of Security Holders.........17

         Item 5 - Other Information...........................................17

         Item 6 - Exhibits and Reports on Form 8-K............................17

         Signatures...........................................................17

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash ............................................................   $   2,198
  Accounts receivable .............................................         185
  Other current assets ............................................      11,408
                                                                      ---------

Total Current Assets ..............................................      13,791

Property and equipment, net of accumulated
  depreciation of $6,226 ..........................................      10,762

Deposits ..........................................................       1,486
                                                                      ---------

TOTAL ASSETS ......................................................   $  26,039
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes and loans payable - related parties .......................   $ 264,141
  Accrued interest payable - related parties ......................      10,820
  Accounts payable ................................................      11,326
  Accrued expenses ................................................     163,747
  Customer deposits ...............................................           -
  Unearned revenues ...............................................       3,848
                                                                      ---------

TOTAL CURRENT LIABILITIES .........................................     453,882
                                                                      ---------


STOCKHOLDERS' DEFICIT
  Preferred stock ($0.01 par value, 1,500,000 shares
    authorized, Class A nonvoting, convertible preferred stock
   (500,000 shares authorized, 23,536 issued and outstanding) .....         235
  Common stock ($0.01 par value, 10,000,000 shares authorized,
    2,141,487 issued and outstanding) .............................      21,415
  Common stock issuable (42,054 shares) ...........................         420
  Additional paid-in capital ......................................     438,859
  Accumulated deficit .............................................    (888,772)
                                                                      ---------

TOTAL STOCKHOLDERS' DEFICIT .......................................    (427,843)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .......................   $  26,039
                                                                      =========

           See accompanying note to consolidated financial statements

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     For The Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

REVENUES .........................................   $    44,502    $    42,850
                                                     -----------    -----------

OPERATING EXPENSES
  Advertising ....................................         3,971          3,493
  Compensation ...................................        41,460         38,231
  Other Selling, General and Administrative ......        39,010         48,001
  Studio Rental ..................................         9,850         12,728
  Professional fees ..............................        22,280          3,652
                                                     -----------    -----------

Total Operating Expenses .........................       116,571        106,105
                                                     -----------    -----------

Loss from operations .............................       (72,069)       (63,255)

OTHER INCOME (EXPENSE)
    Other Income .................................             -          2,219
    Interest Expense .............................        (3,165)        (2,133)
                                                     -----------    -----------

Total Other Expense ..............................        (3,165)            86
                                                     -----------    -----------

NET LOSS .........................................   $   (75,234)   $   (63,169)
                                                     ===========    ===========

Net loss per share - basic and diluted ...........   $     (0.03)   $     (0.03)
                                                     ===========    ===========

Weighted average number of shares outstanding
during the period - basic and diluted ............     2,167,728      2,093,899
                                                     ===========    ===========

           See accompanying note to consolidated financial statements

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           For the Three Months
                                                               Ended March
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Cash Flows From Operating Activities:
Net loss .............................................    $(75,234)    $(63,169)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation .......................................         644          750
  Stock based compensation, advertising and
    outside services .................................      15,119       14,637

Changes in assets and liabilities:

Increase (decrease) in:
  Accounts receivable ................................         514            -
  Other current assets ...............................     (11,408)           -
  Accrued interest - related parties .................       1,464        2,133
  Customer deposits ..................................        (595)           -
  Accounts payable ...................................      (2,408)      (6,953)
  Accounts payable - related party ...................      (1,253)           -
  Accrued expenses ...................................      19,139       18,604
  Unearned revenue ...................................       2,181          (31)
                                                          --------     --------

Net Cash Used In Operating Activities ................     (51,837)     (34,029)
                                                          --------     --------

Cash Flows from Financing Activities:
  Bank overdraft .....................................           -        2,606
  Repayments of related party notes ..................     (25,334)           -
  Loan proceeds from related parties .................      74,702       27,000
                                                          --------     --------

Net Cash Provided By Financing Activities ............      49,368       29,606
                                                          --------     --------

Net Decrease in Cash .................................      (2,469)      (4,423)

Cash - Beginning of Year .............................       4,667        4,423
                                                          --------     --------

Cash - End of Period .................................    $  2,198     $      -
                                                          ========     ========

Cash Paid During the Year for Interest and Taxes:
    Income Taxes .....................................    $      -     $      -
                                                          ========     ========
    Interest .........................................    $  1,263     $      -
                                                          ========     ========

           See accompanying note to consolidated financial statements

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                    CONDENSED NOTES TO FINANCIALS STATEMENTS
                                 March 31, 2004

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

These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of Explorations Group, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

NOTE 2 - LOANS PAYABLE - RELATED PARTIES

At March 31, 2004, the Company has reflected an aggregate $264,141 in notes payable from three related parties, the Tucker Family Spendthrift Trust ("TFST"), Blue Lake Capital, and the Company's president. Of the total debt financing, TFST accounted for $245,867, Blue Lake Capital accounted for $9,274, and the Company' president accounted for $9,000. The notes are secured by all present and future assets of the Company. These notes bear interest at prime plus 2% and are due in one year from the date of the notes issuance. During the three months ended March 31, 2004, the Company received proceeds from the issuance of notes payable to these entities totaling $70,000.

Additionally, the Company recorded amounts due to Yankees Inc. of $4,702 for payroll previously paid by Yankees, Inc. As of March 31, 2004, the Company repaid in full all open principal amounts aggregating $17,662 to Yankees, Inc. and Yankees LLC and $7,672 to CFST.

In connection with these notes, the Company had $10,820 in related accrued interest payable.

All notes payable - related parties represent a 100% concentration of debt financing.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)
                                 March 31, 2004

NOTE 2 - LOANS PAYABLE - RELATED PARTIES (CONTINUED)

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

In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bondholder's option, the bonds are convertible into an amount of common stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of March 31, 2004, no proceeds under the loan agreement were allocated to purchase a convertible bond. As of March 31, 2004, all loans to Yankees, LLC were repaid. Additionally, the Company decided not to renew its loan agreement with Yankees, LLC. On May 31, 2002, the rights to the bonds were assigned by Yankees to TFST and CFST in equal shares.

NOTE 3 - STOCKHOLDERS' DEFICIENCY

During the three months ended March 31, 2004, the Company issued 23,647 shares of common stock to directors and employees for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $15,119 based on the quoted trading price and recorded compensation expense in this amount. As of March 31, 2004, 23,647 of these shares had not been issued. These shares are included in common stock issuable at March 31, 2004.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders' deficit of $427,843 and a working capital deficiency of $440,091 as of March 31, 2004, and had net losses and cash used in operations of $75,234 and $51,837, for the three months ended March 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing its new business plan and is generating revenues through the classes offered by it operating subsidiary. Certain related parties continue to fund the Company with loans as needed. Management believes the actions it is taking allow the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO FINANCIALS STATEMENTS (Continued)
                                 March 31, 2004

NOTE 5 - SUBSEQUENT EVENTS

On April 28, 2004 (the "Exchange Date"), the Company issued a Class A, Series A Convertible Bond to The Tucker Family Spendthrift Trust ( the "Trust") in exchange for series of matured and past-due promissory notes aggregating $25,000 held by the Trust. The Class A Bond is in the principal amount of $25,000 plus interest accrued has a term of two-years, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of the Company's assets, and may be subdivided, at the Trust's option, into two or more separate obligations in the principal amount of at least $10,000 each.

The Class A Bond is convertible, at the Trust's option, into shares of the Company's securities such that, the number of shares issued upon complete conversion will be equal to 10% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date the Trust has not converted any principal of the Class A Bond into the Company's stock.

The convertible bonds contain a beneficial conversion feature which consists of a contingent amount due to the anti-dilution clause of the bond. Accordingly the Company has computed the imbedded beneficial conversion amount at the commitment date, which is the bond issuance, date as $25,000, and recorded this amount as an interest expense since the bond is immediately convertible, and will record an additional amount at the conversion date. Due to the terms of the conversion, that additional amount cannot be computed until the conversion date.

During April 2004, the Company issued 21,333 shares of common stock to directors and employees for services rendered.

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

OVERVIEW

         The Company (through its operating subsidiary, Pop Starz, is engaged in the business of operating high energy dance training centers, currently concentrating on the musical genre popularly referred to as "Hip Hop." Pop Starz' ultimate goal is the development and operation of dance and talent development programs (dance, acting and voice) throughout Florida and nationally, combining the functions of traditional dance and exercise facilities with training in modeling, drama and voice development, and providing participants of all ages with an opportunity to participate in professional entertainment opportunities.

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

         We currently have 2 full time employees which number includes our president.

         We have recently adopted a code of conduct for the operations of our business. We believe that this code of conduct will promote our business dealings with the public in general, govern the activities of our officers and employees with respect to safeguarding corporate assets and dealing fairly with our shareholders.

OTHER SUBSEQUENT EVENTS

         On April 14, 2004 pursuant to the written consent of the shareholders owning a majority of the Company's issued and outstanding shares of common stock, Vanessa Lindsey was removed as an officer and director of the Company. There was no disagreement regarding any accounting issues or policies.

PLAN OF OPERATION

         The long-term development of Pop Starz is expected to involve at least three distinct phases, each contingent on the success of the preceding phases. During the initial phase, expected to take up to three years, Pop Starz intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. Pop Starz is currently offering classes in 14 facilities and are concentrating on providing a complete schedule of classes that are fully enrolled. There are no additional costs involved in filling our current classes other than routine advertising expenses. If additional classes become necessary (which cannot be determined at this time), the only costs involved would be additional hourly facility use fees of up to $50 per hour and fees for any additional instructors ($25-50 per class). Pop Starz is concentrating in particular on its dance program, and has begun the process of completing an application for a talent agency license in the State of Florida. The costs involved will be the application fees of $750 and the $100 cost of obtaining the required bond in the amount of $5,000.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         For the three months ended March 31, 2004, we generated revenue of $44,502 from our Pop Starz dance classes and workshops compared to revenues of $42,850 for the three months ended March 31, 2003.

         For the three months ended March 31, 2004, advertising expense amounted to $3,971 as compared to $3,493 for the three months ended March 31, 2003, an increase of $478.

         For the three months ended March 31, 2004, compensation expense amounted to $41,460 as compared to $38,231 for the three months ended March 31, 2003, an increase of $3,229. The increase is attributable to an increase in salaries for administrative staff and production staff.

         For the three months ended March 31, 2004, other selling, general and administrative expense amounted to $39,010 as compared to $48,001 for the three months ended March 31, 2003, a decrease of $8,991. General and administrative expenses consisted of the following:

                                             For the Three      For the Three
                                              Months Ended       Months Ended
                                             March 31, 2004     March 31, 2003
                                             --------------     --------------

   Production and workshop costs ...........     $24,972            $27,378
   Rent ....................................       1,576              4,126
   Other selling, general and administrative.     12,462             16,497
                                                 -------            -------

       Total ...............................     $39,010            $48,001
                                                 =======            =======

         Our production and workshop costs primarily decreased due to decreased costs associated with our classes that we offer due to better efficiencies. Other selling, general and administrative expenses which consists of insurance expense, travel and entertainment, office expenses and other expenses, decreased due to a costs cutting measures.

         For the three months ended March 31, 2004, studio rental expenses amounted to $9,850 as compared to $12,728 for the three months ended March 31, 2003, an increase of $2,878. We continue to seek out beneficial arrangements for the rental of studios.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 (continued)

         For the three months ended March 31, 2004, professional fees expense amounted to $22,280 as compared to $3,652 for the three months ended March 31, 2004, an increase of $18,628. The increase was attributable to an increase in professional related to our corporate SEC filings as well as additional legal fees incurred due to our continuing lawsuit against Suzanne Stone (individually) and Hip Hop Kidz, Inc.

         For the three months ended March 31, 2004, interest expense amounted to $3,165 as compared to $2,133 for the three months ended March 31, 2004, and was incurred in connection with our notes and loans payable.

         The Company reported losses for the three months ended March 31, 2004 and 2003 of $75,234 and $63,169, respectively. This translates to a per share loss of $.03 and $.03 for three months ended March 31, 2004 and 2003, respectively.

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

         At March 31, 2004, we reflected an aggregate $264,141 in notes payable from three related parties, the Tucker Family Spendthrift Trust ("TFST"), Blue Lake Capital, and the Company's president. Of the total debt financing, TFST accounted for $245,867, Blue Lake Capital accounted for $9,274, and the Company' president accounted for $9,000.

         During the three months ended March 31, 2004, we received proceeds from the issuance of notes payable to these entities totaling $70,000, recorded amounts due to Yankees Inc. of $4,702 for payroll previously paid by Yankees, Inc., and repaid principal amounts of $17,662 to Yankees, Inc. and Yankees LLC and $7,672 to CFST. The notes are secured by all present and future assets of the Company. These notes bear interest at prime plus 2% and are due in one year from the date of the notes issuance.

         In connection with these notes, we had $10,820 in related accrued interest payable.

         On April 9, 2002, we signed a loan agreement with Yankees, to borrow up to $100,000 in $1,000 increments. The loan agreement is for a term of 730 days renewable in one-year increments and each loan drawn will have a one year term and will be evidenced by a promissory note bearing interest at prime plus 2%. The loans are secured by all present and future assets of the Company. On May 6, 2002 (the "exchange date"), we amended our April 9, 2002 $100,000 loan agreement with Yankees to effect a consolidation of the warrants issuable under a consulting agreement and a prior loan agreement. The amendment also canceled the consulting agreement. In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, we amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds. At the bond holder's option, the bonds are convertible into an amount of our common stock equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remain unchanged. As of March 31, 2004, no proceeds under the loan agreement were allocated to purchase a convertible bond. On May 31, 2002, the rights of the bonds were assigned by Yankees to the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust in equal shares. These funds were used for working capital purposes.

         In April 2004, TFST allocated $25,000 of proceeds under the loan agreement to purchase a convertible bond.

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

         We have no other material commitments for capital expenditures. We currently have sufficient working capital to meet our operating requirements at least through March 2004.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders' deficit of $427,843 and a working capital deficiency of $440,091 as of March 31, 2004 and had net losses and cash used in operations of $75,234 and $51,837, for the three months ended March 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management is in the process of implementing its new business plan and is generating revenues through the classes offered by it operating subsidiary. Certain related parties continue to fund the Company with loans as needed. Management believes the actions it is taking allow the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

         During 2004, we had one source of revenues; the classes and special events offered by Pop Starz, Inc. Revenues are recognized pro rata over the number of classes in a class term. The term of a class is approximately two months. Student payments are required to be paid in full prior to the start of a term and are deferred until earned. Such unearned payments are shown as deferred revenue on the accompanying consolidated balance sheet.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         During the three months ended March 31, 2004, the Company issued 23,647 shares of common stock to directors and employees for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $15,119 based on the quoted trading price. The Company recorded compensation expense in this amount. As of March 31, 2004, 23,647 of these shares had not been issued. These shares are included in common stock issuable at March 31, 2004. A total of 9,000 shares are due Ms. Tucker, 9,000 shares are due Jeffrey Klein, 5,647 shares are due Adam Wasserman.

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

                                      EXPLORATIONS GROUP, INC.

Dated:  May 14, 2004                  By: /s/ Michelle Tucker
                                          -------------------
                                          Michelle Tucker
                                          President, Chief Executive Officer
                                          and Director

Dated:  May 14, 2004                  By: /s/ Adam Wasserman
                                          ------------------
                                          Adam Wasserman
                                          Chief Financial Officer and Controller