Form 10QSB
period 2004-06-30
EXPLORATIONS GROUP INC
filed 2004-07-27
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal quarter ended: June 30, 2004

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

On July 15, 2004, the issuer had outstanding 2,212,632 shares of common stock, $.01 par value per share.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheet (Unaudited)
                  As of June 30, 2004..........................................3

                  Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2004 and 2003....4

                  Consolidated Statements of Cash Flows (Unaudited)
                  For the Three and Six Months Ended June 30, 2004 and 2003....5

                  Condensed Notes to Consolidated Financial Statements.......6-9

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operations........................................9-15

         Item 3 - Controls and Procedures.....................................16


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................16

         Item 2 - Changes in Securities and Use of Proceeds...................17

         Item 3 - Default Upon Senior Securities..............................17

         Item 4 - Submission of Matters to a Vote of Security Holders.........17

         Item 5 - Other Information...........................................17

         Item 6 - Exhibits and Reports on Form 8-K............................18

         Signatures...........................................................18

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash .............................................................  $      96
  Other current assets .............................................      1,041
                                                                      ---------

Total Current Assets ...............................................      1,137

Property and equipment, net of accumulated depreciation of $6,871 ..     10,116

Deposits ...........................................................      1,486
                                                                      ---------

TOTAL ASSETS .......................................................  $  12,739
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible bond payable .........................................  $  25,000
  Notes and loans payable - related parties ........................    259,640
  Accrued interest payable - related parties .......................     14,625
  Accounts payable .................................................     22,256
  Accrued expenses .................................................    184,074
  Customer deposits ................................................      2,067
                                                                      ---------

TOTAL CURRENT LIABILITIES ..........................................    507,662
                                                                      ---------


STOCKHOLDERS' DEFICIT
  Preferred stock ($0.01 par value, 1,500,000 shares authorized,
    Class A nonvoting, convertible preferred stock (500,000
    shares authorized, 23,536 issued and outstanding) ..............        235
  Common stock ($0.01 par value, 10,000,000 shares authorized,
    2,171,132 issued and outstanding) ..............................     21,711
  Common stock issuable (37,519 shares) ............................        375
  Additional paid-in capital .......................................    474,768
  Accumulated deficit ..............................................   (992,012)
                                                                      ---------

TOTAL STOCKHOLDERS' DEFICIT ........................................   (494,923)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ........................  $  12,739
                                                                      =========


           See accompanying note to consolidated financial statements

                               EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                For The Three Months        For The Six Months
                                                   Ended June 30,              Ended June 30,
                                             -------------------------   -------------------------
                                                 2004          2003          2004          2003
                                             -----------   -----------   -----------   -----------
REVENUES ..................................  $    60,044   $    45,131   $   104,546   $    87,981
                                             -----------   -----------   -----------   -----------

OPERATING EXPENSES
  Advertising .............................       12,784         6,460        16,755         9,953
  Compensation ............................       36,336        47,963        77,796        86,194
  Other Selling, General and Administrative       57,390        39,375        96,400        87,376
  Studio Rental ...........................        6,330        13,965        16,180        26,693
  Professional fees .......................       21,222        19,320        43,502        22,972
                                             -----------   -----------   -----------   -----------

Total Operating Expenses ..................      134,062       127,083       250,633       233,188
                                             -----------   -----------   -----------   -----------

Loss from operations ......................      (74,018)      (81,952)     (146,087)     (145,207)

OTHER INCOME (EXPENSE)
    Gain on Settlement of Debt ............            -           215             -         2,434
    Interest Expense ......................      (29,222)         (960)      (32,387)       (3,093)
                                             -----------   -----------   -----------   -----------

Total Other Expense .......................      (29,222)         (745)      (32,387)         (659)
                                             -----------   -----------   -----------   -----------

NET LOSS ..................................  $  (103,240)  $   (82,697)  $  (178,474)  $  (145,866)
                                             ===========   ===========   ===========   ===========

Net loss per share - basic and diluted ....  $     (0.05)  $     (0.04)  $     (0.08)  $     (0.07)
                                             ===========   ===========   ===========   ===========

Weighted average number of shares
outstanding during the period -
basic and diluted .........................    2,192,460     2,103,836     2,180,094     2,098,923
                                             ===========   ===========   ===========   ===========


                     See accompanying note to consolidated financial statements

                                                 -4-

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           For the Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

Cash Flows From Operating Activities:
Net loss .............................................   $(178,474)   $(145,866)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation .......................................       1,290        1,500
  Stock based compensation, advertising and
    outside services .................................      26,279       29,365
  Beneficial interest on convertible bond ............      25,000            -

Changes in assets and liabilities:

Increase (decrease) in:
  Accounts receivable ................................         699            -
  Other current assets ...............................      (1,041)           -
  Accrued interest - related parties .................       5,269        3,093
  Customer deposits ..................................       1,472        8,956
  Accounts payable ...................................       8,522       (7,169)
  Accounts payable - related party ...................      (1,253)           -
  Accrued expenses ...................................      39,466       37,988
  Unearned revenue ...................................      (1,667)     (11,356)
                                                         ---------    ---------

Net Cash Used In Operating Activities ................     (74,438)     (83,489)
                                                         ---------    ---------


Cash Flows from Financing Activities:
  Bank overdraft .....................................           -            -
  Repayments of related party notes ..................     (25,334)      (1,500)
  Loan proceeds from related parties .................      95,201       81,772
                                                         ---------    ---------

Net Cash Provided By Financing Activities ............      69,867       80,272
                                                         ---------    ---------

Net Decrease in Cash .................................      (4,571)      (3,217)

Cash - Beginning of Year .............................       4,667        4,423
                                                         ---------    ---------

Cash - End of Period .................................   $      96    $   1,206
                                                         =========    =========

Cash Paid During the Year for Interest and Taxes:
    Income Taxes .....................................   $       -    $       -
                                                         =========    =========
    Interest .........................................   $   1,263    $       -
                                                         =========    =========


           See accompanying note to consolidated financial statements

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                                  June 30, 2004


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of Explorations Group, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

NOTE 2 - LOANS PAYABLE - RELATED PARTIES

At June 30, 2004, the Company has reflected an aggregate $259,640 in notes payable from three related parties, the Tucker Family Spendthrift Trust ("TFST"), Blue Lake Capital, and the Company's president. Of the total debt financing, TFST accounted for $241,366, Blue Lake Capital accounted for $9,274, and the Company' president accounted for $9,000. The notes are secured by all present and future assets of the Company. These notes bear interest at prime plus 2% and are due in one year from the date of the notes issuance. During the six months ended June 30, 2004, the Company received proceeds from the issuance of notes payable to these entities totaling $95,201.

Additionally, as of June 30, 2004, the Company repaid in full all open principal amounts aggregating $17,662 to Yankees, Inc., Yankees LLC and $7,672 to the Calvo Family Spendthrift Trust ("CFST").

In connection with these notes, the Company had $14,625 in related accrued interest payable.

All notes payable - related parties represent a 100% concentration of debt financing.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                                  June 30, 2004


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

In exchange for the estimated 375,000 warrants issuable under the cancelled consulting agreement, the Company amended the loan agreement to stipulate that $50,000 of loans made under the loan agreement may be allocated to purchase convertible bonds, provided that the conversion occurs prior to May 6, 2004. At the bondholder's option, the bonds are convertible into an amount of capital stock of the Company equal to an aggregate of 20% of the total outstanding and reserved common stock after such issuance. All other terms of the loan agreement remained unchanged. As of June 30, 2004, $25,000 of proceeds under the loan agreement was allocated to purchase a convertible bond and the remaining $25,000 allocable to the bond expired (See Note 5 - Convertible Bond Payable). As of June 30, 2004, all loans to Yankees, LLC were repaid. Additionally, the Company decided not to renew its loan agreement with Yankees, LLC. On May 31, 2002, the rights to the bonds were assigned by Yankees to TFST and CFST in equal shares.

NOTE 3 - STOCKHOLDERS' DEFICIENCY

During the three months ended March 31, 2004, the Company granted 23,645 shares of common stock to directors and employees for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $15,119, based on the quoted trading price and recorded compensation expense in this amount.

During the three months ended June 30, 2004, the Company granted 25,112 shares of common stock to directors and employees for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $11,160 based on the quoted trading price and recorded compensation expense in this amount. As of June 30, 2004, 19,112 of these shares had not been issued. These shares are included in common stock issuable at June 30, 2004.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                                  June 30, 2004


NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders' deficit of $494,923 and a working capital deficiency of $506,525 as of June 30, 2004, and had net losses of $103,240 and $178,474 for the three and six months ended June 30, 2004, respectively, and cash used in operations of $74,438 for the six months ended June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing its new business plan and is generating revenues through the classes offered by it operating subsidiary. Certain related parties continue to fund the Company with loans as needed. Additionally, on May 21, 2004 the Company signed a letter of intent with Parking Pro, Inc., a newly formed corporation organized and operating under the laws of the State of New York. Parking Pro and/or affiliates thereto, are operators of public parking facilities in the New York Metropolitan area under leases and management contracts covering parking facilities owned by non-affiliated property owners. If we conclude our acquisition of Parking Pro, of which there can be no assurance, Management believes that these actions will allow the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - CONVERTIBLE BOND PAYABLE

On May 4, 2004 (the "Exchange Date"), the Company issued a Class A, Series A Convertible Bond to The Tucker Family Spendthrift Trust ( the "Trust") in exchange for a series of matured and past-due promissory notes aggregating $25,000 held by the Trust. The Class A Bond is in the principal amount of $25,000 plus interest accrued and has a term of five years, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of the Company's assets, and may be subdivided, at the Trust's option, into two or more separate obligations in the principal amount of at least $10,000 each.

The Class A Bond is convertible, at the Trust's option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by the Trust shall be equal to 10% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date the Trust has not converted any principal of the Class A Bond into the Company's stock.

The convertible bonds contain a beneficial conversion feature which consists of a contingent amount due to the antidilution clause of the bond. Accordingly the Company has computed the imbedded beneficial conversion amount at the commitment date which is the bond issuance date as $25,000, and recorded this amount as an interest expense since the bond is immediately convertible, and will record an additional amount at the conversion date. Due to the terms of the conversion, that additional amount cannot be computed until the conversion date.

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                                  June 30, 2004


NOTE 6 - SUBSEQUENT EVENT

In July 2004, the Company issued 3,981 shares of common stock for services rendered and recorded compensation expense of $2,030, and 37,519 shares of common stock previously issuable at June 30, 2004.


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

         Should we require additional funds, we would likely be limited to loans from shareholders or other affiliates such as the Tucker Family Spendthrift Trust which has advanced money to us in the past. However, if we are going to consummate an agreement with Parking Pro, it is likely that we will have to sell our securities in a private placement.

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

          On May 21, 2004 we signed a letter of intent with Parking Pro, Inc., a newly formed corporation organized and operating under the laws of the State of New York. Parking Pro and/or affiliates thereto, are operators of public parking facilities in the New York Metropolitan area under leases and management contracts covering parking facilities owned by non-affiliated property owners.

         The Letter of Intent contemplates that the stockholders of Parking Pro (the "Stockholders") will sell to Explorations, and Explorations will purchase from the Stockholders, all of the issued and outstanding common shares of Parking Pro, par value $0.001 (the "Parking Pro Stock"). The total purchase price for the Parking Pro Stock (the "Purchase Price") would be 7,500,000 shares of our common stock, $.01 par value (the "Consideration Shares"), provided that, 6,000,000 of the Consideration Shares are subject to restrictions and cancellation. The Consideration Shares will be allocated among the Stockholders in proportion to their holdings of Parking Pro immediately prior to the Closing. Upon the acquisition by Parking Pro of interests in other public parking facilities (a "Facility") either owned or operated by affiliates of Parking Pro or third parties (a "Facility Acquisition"), for which it acquires leases and/or management contracts, all restrictions and cancellation provisions on six (6) Reserved Shares will be removed (except for standard Rule 144 legends) for each one ($1.00) dollar in annualized EBITDA acquired by Parking Pro as a result of such Facility Acquisition, which will be determined by the December 31, 2003 audited financials for each such Facility. The restrictions will be removed from the Restricted Shares held by the holders of the Restricted Shares on a pro rata basis. In the event that on February 15, 2005 any Restricted Shares remain, all such remaining Restricted Shares shall be deemed cancelled. In the event that the aggregate earnings before interest, taxes, depreciation and amortization ("EBITDA") of Parking Pro's subsidiaries for the year ended December 31, 2003, are more than five percent (5%) lower than $150,000.00 or the EBIDTA for the three months ended March 31, 2004 (the "EBITDA Target") is more than five percent (5%) lower than $102,411.75, the Purchase Price will be reduced in an amount equal to the percentage that the EBITDA is less than EBITDA Target with such reduction being applied to the first of the Consideration Shares to be issued.

         Within thirty (30) days after the Closing with Parking Pro, we intend to spin-off 100% of the common stock which Explorations owns in Pop Starz Inc. to all Explorations common shareholders, and those entitled to dividends as if a common shareholder, of record as of the close of business on the day proceeding the Closing. Upon the spin-off, all liabilities owed to Explorations by Pop Starz will be deemed cancelled.

PLAN OF OPERATION

         If the reorganization agreement discussed above is not closed, during the next twelve month period, the Company expects that all of its principal activities will involve development of the business of its wholly owned subsidiary, Pop Starz. The long-term development of Pop Starz is expected to involve at least three distinct phases, each contingent on the success of the preceding phases. During the initial phase, expected to take up to three years, Pop Starz intends to establish operations throughout the Florida counties of Dade, Broward and Palm Beach. Pop Starz is currently offering classes in 14 facilities and are concentrating on providing a complete schedule of classes that are fully enrolled. There are no additional costs involved in filling our current classes other than routine advertising expenses. If additional classes become necessary (which cannot be determined at this time), the only costs involved would be additional hourly facility use fees of up to $50 per hour and fees for any additional instructors ($25-50 per class).

         Pop Starz expects to produce a Hip-Hop instructional video and to develop and market clothing, especially dance and exercise-related apparel and accessories, initially for use by its students but eventually for general retail sale. Pop Starz has not yet begun to implement these enterprises and no definitive time table has been established. Accordingly, costs cannot currently be determined.

Pop Starz is no longer pursuing a talent agency license. Rather management will concentrate on its core business and only after revenues and demand warrant, will Pop Starz pursue such ancillary programs as operating a talent agency.

         Predicated on the success of the initial phase, the second stage of Pop Starz' business development plan is expected to involve development of a licensing program in the State of Florida, limited to its dance and recreational programs, with modeling and talent agency services retained at the corporate level. The final phase of Pop Starz' business development plan, is predicated on the success of the second stage and is anticipated to involve expansion of the proposed licensing program on a national basis. Because of the material increase in marketing expenses and the recruitment of prospective licensees as well as the personnel requirements associated with implementation of the second and third stages of Pop Starz' proposed business plans, such plans should be considered highly speculative at this time and costs estimates are not currently available.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         For the six months ended June 30, 2004, we generated revenue of $104,546 from our Pop Starz dance classes and workshops compared to revenues of $87,981 for the six months ended June 30, 2003. Our class attendance has improved. Additionally, we have been hosting dance workshops with several top choreographers that have generated additional revenues.

         For the six months ended June 30, 2004, advertising expense amounted to $16,755 as compared to $9,953 for the six months ended June 30, 2003, an increase of $6,802. The increase is related to increased advertising relating to our dance workshops.

         For the six months ended June 30, 2004, compensation expense amounted to $77,796 as compared to $86,194 for the six months ended June 30, 2003, a decrease of $8,398. The decrease is attributable to a decrease in stock based compensation from the issuance of common stock.

         For the six months ended June 30, 2004, other selling, general and administrative expense amounted to $96,400 as compared to $87,376 for the six months ended June 30, 2003, a decrease of $9,024. General and administrative expenses consisted of the following:

                                         For the Six Months   For the Six Months
                                               Ended                Ended
                                           June 30, 2004        June 30, 2003
                                         ------------------   ------------------

Production and workshop costs ...........     $66,821              $43,633
Rent ....................................         822                9,584
Other selling, general and administrative      28,757               34,159
                                              -------              -------

    Total ...............................     $96,400              $87,376
                                              =======              =======

         Our production and workshop costs primarily increased due to increased costs associated with classes that we offer and the costs associated with producing additional dance workshops. For the six months ended June 30, 2004, rent expense amounted to $822 compared to $9,584 for the six months ended June 30, 2003. The decrease relates to a reduction in office rent allocated to our operations. Other selling, general and administrative expenses which consists of insurance expense, travel and entertainment, office expenses and other expenses, decreased due to cost cutting measures.

         For the six months ended June 30, 2004, studio rental expenses amounted to $16,180 as compared to $26,693 for the six months ended June 30, 2003, a decrease of $10,513. We continue to seek out beneficial arrangements for the rental of studios.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 (continued)

         For the six months ended June 30, 2004, professional fees expense amounted to $43,502 as compared to $22,972 for the six months ended June 30, 2003, an increase of $20,530. The increase was attributable to an increase in professional fees related to our corporate SEC filings as well as additional legal fees incurred due to our continuing lawsuit against Suzanne Stone (individually) and Hip Hop Kidz, Inc.

         For the six months ended June 30, 2004, interest expense amounted to $32,387 as compared to $3,093 for the six months ended June 30, 2003, and was incurred in connection with our notes and loans payable. During the six months ended June 30, 2004, we recorded $25,000 of interest expenses related to beneficial interest recorded on our convertible bond payable.

         The Company reported losses for the six months ended June 30, 2004 and 2003 of $178,474 and $145,866, respectively. This translates to a per share loss of $.08 and $.07 for six months ended June 30, 2004 and 2003, respectively.

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

         At June 30, 2004, we reflected an aggregate $259,640 in notes payable from three related parties, the Tucker Family Spendthrift Trust ("TFST"), Blue Lake Capital, and the Company's president. Of the total debt financing, TFST accounted for $241,366, Blue Lake Capital accounted for $9,274, and the Company' president accounted for $9,000.

         During the six months ended June 30, 2004, we received proceeds from the issuance of notes payable to these entities totaling $90,499 recorded amounts due to Yankees Inc. of $4,702 for payroll previously paid by Yankees, Inc., and repaid principal amounts of $17,662 to Yankees, Inc. and Yankees LLC and $7,672 to CFST. The notes are secured by all present and future assets of the Company. These notes bear interest at prime plus 2% and are due in one year from the date of the notes issuance.

         In connection with these notes, we had $14,625 in related accrued interest payable.

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

         We have no other material commitments for capital expenditures. We currently have sufficient working capital to meet our operating requirements at least through September 2004. Moreover, our source of funds, operating requirements, and business plan will change significantly if we are able to complete the acquisition of Parking Pro.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We had a stockholders' deficit of $494,923 and a working capital deficiency of $506,525 as of June 30, 2004, and had net losses of $103,240 and $178,474 for the three and six months ended June 30, 2004, respectively, and cash used in operations of $74,438 for the six months ended June 30, 2004. These conditions raise substantial doubt about our ability to continue as a going concern.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         On April 28, 2004 (the "Exchange Date"), the Company issued a class A, Series A Convertible Bond to The Tucker Family Spendthrift Trust ( the "Trust") in exchange for a series of matured and past-due promissory notes aggregating $25,000 held by the Trust. The Class A Bond is in the principal amount of $25,000 plus interest accrued has a term of two-years, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of the Company's assets, and may be subdivided, at the Trust's option, into two or more separate obligations in the principal amount of at least $10,000 each.

         The Class A Bond is convertible, at the Trust's option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by the Trust shall be equal to 10% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date the Trust has not converted any principal of the Class A Bond into the Company's stock.

         During the three months ended June 30, 2004, the Company issued 19,112 shares of common stock to directors and employees for services rendered. The Company valued these common shares at the fair market value on the dates of grant or $11,160 based on the quoted trading price and recorded compensation expense in this amount. As of June 30, 2004, 19,112 of these shares had not been issued. These shares are included in common stock issuable at June 30, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

         31.1   Certification by Chief Executive Officer Pursuant to Section 302

         31.2   Certification by Chief Financial Officer Pursuant to Section 302

         32.1   Certification by Chief Executive Officer Pursuant to Section 906

         32.2   Certification by Chief Financial Officer Pursuant to Section 906

         (b) REPORTS ON FORM 8-K

         On May 27, 2004 we announced the signing of a letter of intent with Parking Pro, Inc., a newly formed corporation organized and operating under the laws of the State of New York. Parking Pro and/or affiliates thereto, are operators of public parking facilities in the New York Metropolitan area under leases and management contracts covering parking facilities owned by non-affiliated property owners.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EXPLORATIONS GROUP, INC.

Dated:  July 27, 2004                 By: /s/ Michelle Tucker
                                          -------------------
                                          President, Chief Executive Officer
                                          and Director

Dated:  July 27, 2004                 By: /s/ Adam Wasserman
                                          ------------------
                                          Adam Wasserman
                                          Chief Financial Officer and Controller