Form 10QSB
period 2004-09-30
EXPLORATIONS GROUP INC
filed 2004-12-17
CIK 1175445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the fiscal quarter ended: September 30, 2004

                        Commission file number: 000-49864


                            EXPLORATIONS GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      65-1089222
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


                1369 Madison Avenue, Suite 432 New York, NY 10128
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (212) 722-4424
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                No
                            -----                  -----

On December 1, 2004, the issuer had outstanding 7,087,287 shares of common stock, $.01 par value per share.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
            As of September 30, 2004...........................................3

         Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended September 30, 2004 and 2003....4

         Consolidated Statements of Cash Flows (Unaudited)
            For the Three and Nine Months Ended September 30, 2004 and 2003....5

         Condensed Notes to Consolidated Financial Statements...............6-14

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations............................................15-19

         Item 3 - Controls and Procedures.....................................20


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................20

         Item 2 - Changes in Securities and Use of Proceeds...................20

         Item 3 - Default Upon Senior Securities..............................21

         Item 4 - Submission of Matters to a Vote of Security Holders.........21

         Item 5 - Other Information...........................................21

         Item 6 - Exhibits and Reports on Form 8-K............................22

         Signatures...........................................................22

                                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheet
                                               September 30, 2004
                                                   (Unaudited)
                                                     ASSETS
Current Assets
  Cash ......................................................................................       $     6,507
  Accounts receivable .......................................................................             2,828
  Other current assets ......................................................................            20,000
                                                                                                    -----------

Total Current Assets ........................................................................            29,335
                                                                                                    -----------

Property and equipment, net .................................................................             1,586
                                                                                                    -----------

OTHER ASSETS
  Other assets ..............................................................................            36,375
  Deposits ..................................................................................            76,000
                                                                                                    -----------

TOTAL OTHER ASSETS ..........................................................................           112,375
                                                                                                    -----------

TOTAL ASSETS ................................................................................       $   143,296
                                                                                                    ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Convertible bond payable ..................................................................       $    25,000
  Accrued expenses ..........................................................................           342,257
  Advance parking fee revenues ..............................................................            29,068
  Due to landlords ..........................................................................           213,744
  Deferred rent - current portion ...........................................................            29,671
  Income taxes payable ......................................................................           137,000
  Other payables ............................................................................           109,784
                                                                                                    -----------

TOTAL CURRENT LIABILITIES ...................................................................           886,524
                                                                                                    -----------

LONG-TERM LIABILITIES
  Deferred rent - net of current portion ....................................................            36,587
  Security deposit payable ..................................................................            15,000
                                                                                                    -----------

TOTAL LONG-TERM LIABILITIES .................................................................            51,587
                                                                                                    -----------

TOTAL LIABILITIES ...........................................................................           938,111
                                                                                                    -----------

COMMITMENT AND CONTINGENCIES (SEE NOTE 5)

STOCKHOLDERS' DEFICIT
  Preferred stock ($0.01 par value, 1,500,000 shares authorized,
    Class A nonvoting, convertible preferred stock (500,000 shares authorized,
      23,536 issued and outstanding) ........................................................               235
    Class B voting, convertible preferred stock (500,000 shares authorized,
      67,500 issued and outstanding) ........................................................               675
  Common stock ($0.01 par value, 100,000,000 shares authorized,
    6,426,567 issued and outstanding) .......................................................            64,266
  Common stock issuable (20,111 shares) .....................................................               201
  Additional paid-in capital ................................................................           756,635
  Accumulated deficit .......................................................................        (1,616,827)
                                                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIT .................................................................          (794,815)
                                                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .................................................       $   143,296
                                                                                                    ===========

                           See accompanying note to consolidated financial statements
                                                       -3-

                                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)

                                                                For The Three Months      For The Nine Months
                                                                Ended  September 30,      Ended September 30,
                                                              -----------------------   -----------------------
                                                                  2004         2003         2004         2003
                                                              -----------   ---------   -----------   ---------
REVENUES
  Parking ..................................................  $   194,674   $ 179,981   $   555,040   $ 492,313
  Management contract revenues and license fees ............      100,125     100,125       300,375     300,375
  Other ....................................................            -         575            25       1,725
                                                              -----------   ---------   -----------   ---------

Total Revenues .............................................      294,799     280,681       855,440     794,413
                                                              -----------   ---------   -----------   ---------

OPERATING EXPENSES
  Costs of parking .........................................      153,401     127,500       426,422     382,000
  Costs of management contracts and licensing fees .........       73,558      72,500       220,541     218,000
  Management fees ..........................................      365,695      65,500       580,353     196,500
  Bad debt expense .........................................       41,294           -        41,294           -
  General and administrative ...............................       75,306      11,105       118,548      31,605
  Professional fees ........................................      237,067         500       237,067       1,500
                                                              -----------   ---------   -----------   ---------

Total Operating Expenses ...................................      946,321     277,105     1,624,225     829,605
                                                              -----------   ---------   -----------   ---------

(Loss) Income from operations ..............................     (651,522)      3,576      (768,785)    (35,192)
                                                              -----------   ---------   -----------   ---------

OTHER INCOME (EXPENSE)
    Settlement income ......................................       14,400           -        14,400           -
    Interest income ........................................        6,682           -         6,682           -
    Interest expense .......................................       (5,409)     (3,750)      (11,115)    (11,250)
                                                              -----------   ---------   -----------   ---------

Total Other Income (Expense) ...............................       15,673      (3,750)        9,967     (11,250)
                                                              -----------   ---------   -----------   ---------

(LOSS) INCOME  BEFORE INCOME TAX AND DISCONTINUED OPERATIONS     (635,849)       (174)     (758,818)    (46,442)

PROVISION FOR INCOME TAXES .................................      (15,000)    (25,000)      (16,365)    (75,000)
                                                              -----------   ---------   -----------   ---------

LOSS BEFORE DISCONTINUED OPERATIONS ........................     (650,849)    (25,174)     (775,183)   (121,442)
                                                              -----------   ---------   -----------   ---------

DISCONTINUED OPERATIONS
  Loss from spin-off of subsidiary .........................     (159,559)          -      (159,559)          -
  Loss from discontinued operations ........................      (36,130)          -       (36,130)          -
                                                              -----------   ---------   -----------   ---------

LOSS FROM DISCONTINUED OPERATIONS ..........................     (195,689)          -      (195,689)          -
                                                              -----------   ---------   -----------   ---------

NET LOSS ...................................................  $  (846,538)  $ (25,174)  $  (970,872)  $(121,442)
                                                              ===========   =========   ===========   =========

Loss per share before discontinued operations ..............  $     (0.53)  $   (0.00)  $     (0.63)  $   (0.06)
Loss from discontinued operations ..........................  $     (0.17)  $   (0.00)  $     (0.17)  $   (0.00)
                                                              -----------   ---------   -----------   ---------

Net loss per share - basic and diluted .....................  $     (0.70)  $   (0.00)  $     (0.80)  $   (0.06)
                                                              ===========   =========   ===========   =========
Weighted average number of shares outstanding
during the period - basic and diluted ......................    1,197,086     750,000     1,197,086     750,000
                                                              ===========   =========   ===========   =========

                           See accompanying note to consolidated financial statements
                                                       -4-

                                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                     --------------------------
                                                                                        2004             2003
                                                                                     ---------        ---------
Cash Flows From Operating Activities:
Net Loss from operations .....................................................       $(970,872)       $(121,442)
  Adjustments to reconcile net loss from operations to
    net cash provided by (used in) operating activities:
  Loss from discontrinued operations .........................................         195,689                -
  Stock based compensation ...................................................          40,500                -
  Settlement income ..........................................................         (14,400)               -
  Bad debt expense ...........................................................          41,294                -

Changes in assets and liabilities:
  Accounts receivable ........................................................          (2,828)               -
  Other current assets .......................................................           6,751          (39,205)
  Other assets ...............................................................          20,625            3,225
  Accrued expenses ...........................................................         108,480           72,213
  Advanced parking fee revenues ..............................................          19,068            1,000
  Due to landlords ...........................................................           1,744           85,852
  Deferred rent ..............................................................          (9,742)          (3,575)
  Income taxes payable .......................................................               -           64,500
  Other payables .............................................................         105,784            1,000
  Unearned revenue ...........................................................               -                -
                                                                                     ---------        ---------

Net Cash (Provided by) Used In Continuing Operating Activities ...............        (457,907)          63,568
                                                                                     ---------        ---------

Cash Flows from Investing Activities:
  Purchase of property and equipment .........................................          (1,586)               -
                                                                                     ---------        ---------

Cash Flows from Financing Activities:
  Bank overdraft .............................................................               -          (13,000)
  Advances from related parties ..............................................         150,000                -
  Payments to related parties ................................................               -          (29,000)
  Offering costs paid ........................................................         (27,000)               -
  Proceeds from sale of common stock .........................................         335,000                -
                                                                                     ---------        ---------

Net Cash Provided By (Used in) Financing Activities ..........................         458,000          (42,000)
                                                                                     ---------        ---------

Net Increase (Decrease) in Cash ..............................................          (1,493)          21,568

Cash - Beginning of Year .....................................................           8,000                -
                                                                                     ---------        ---------

Cash - End of Period .........................................................       $   6,507        $  21,568
                                                                                     =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid During the Year for Interest and Taxes:
    Income taxes .............................................................       $   1,365        $       -
                                                                                     =========        =========
    Interest .................................................................       $  11,115        $  11,250
                                                                                     =========        =========

Non-cash Investing and Financing Activities:
  Common stock issued for debt ...............................................       $ 308,400        $       -
                                                                                     =========        =========

                           See accompanying note to consolidated financial statements
                                                       -5-

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION, RECAPITALIZATION, SPIN-OFF AND BASIS OF PRESENTATION

On September 9, 2004, Explorations Group, Inc. (the "Company") acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation ("Parking Pro").

Parking Pro was formed in May, 2004, for the principal purpose of acquiring and managing parking lots and garages in New York City and surrounding areas. As of the date hereof, Parking Pro, through the ownership of three wholly-owned subsidiary corporations ("Subsidiary" or "Subsidiaries"), operates three(3) parking facilities in New York City under leases and management contracts covering parking facilities owned by non-affiliated property owners. Pursuant to the terms of the Reorganization Agreement, as amended, (the "Agreement") executed between the Company, Parking Pro and the stockholders of Parking Pro (the "Stockholders"), the Stockholders, in exchange for all of the issued and outstanding shares of common stock of Parking Pro received (i) 750,000 newly issued shares of the Company's common stock, $.01 par value and (ii) 67,500 newly issued shares of the Company's Class B Voting Convertible Preferred ("Class B Preferred") shares.

Each share of Class B Preferred stock is convertible into 100 shares of Company's common stock. Pursuant to the Agreement, the 67,500 Class B Preferred shares issued are contractually restricted from conversion and subject to cancellation on April 15, 2005 unless certain conditions set forth in the Agreement are achieved. Prior to April 15, 2005, the shares of Class B Preferred stock can be voted, on an as if converted basis, notwithstanding certain restrictions on such shares.

Upon the acquisition by Parking Pro of interests in other public parking facilities (a "Facility") either owned or operated by affiliates of Parking Pro or third parties (a "Facility Acquisition"), for which it acquires leases and/or management contracts, the contractual restrictions and cancellation provisions on five (5) Class B Preferred shares shall be cancelled for each one hundred ($100.00) dollars in annualized earnings before interest, depreciation and amortization acquired by Parking Pro as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 audited financials for each such Facility.

For financial accounting purposes, the exchange of stock was treated as a recapitalization of Parking Pro with the former shareholders of the Company retaining 3,293,567 common shares or approximately 81.45% of the outstanding stock. However, the shareholders of Parking Pro received 67,500 Class B Preferred shares which, on an as if converted basis of 6,750,000 common shares, gives the Parking Pro shareholders a controlling voting interest in the Company. In addition, the principal shareholder of Parking Pro, has Board of Directors control. Accordingly, the combination of the two companies is recorded as a recapitalization of Parking Pro, pursuant to which Parking Pro is treated as the historical entity. The balance sheet just subsequent to the recapitalization includes that of Explorations Group, Inc. and Parking Pro at historical cost. The Statement of operations includes the historical operations of Parking Pro and the operations of Explorations Group Inc. after the September 9, 2004 recapitalization date.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION, RECAPITALIZATION, SPIN-OFF AND BASIS OF PRESENTATION

On September 30, 2004, in accordance with the terms of the Agreement, all shares of Explorations Group Inc.'s sole subsidiary, Pop Starz, Inc. were transferred to Explorations Group Inc. shareholders of record as determined immediately prior to the effective date of the reorganization agreement. A loss on the spin-off of $159,559 was recognized.

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

These financial statements should be read in conjunction with the consolidated financial statements of Parking Pro, Inc. and subsidiaries for the years ended December 31, 2003 and 2002 and notes thereto contained in the current report on Form 8-K of Explorations Group, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

NOTE 2 - TRANSACTIONS WITH RELATED PARTIES

During the nine months ended September 30, 2004 and 2003. a related entity, F.B. Acquisitions, Inc., affiliated through common management, performed management services for the Subsidiaries. F.B. Acquisitions, Inc. processed and collected certain Subsidiary cash receipts and paid certain expenses on behalf of the Subsidiaries.

For the nine months ended September 30, 2004 and 2003, the Company recorded management fee expense of 452,353 and $196,500, respectively. Management fee expense consists of the balance of the amounts due from related entities through September 8, 2004 (date of reorganization). In the fiscal 2003 and 2002 Parking Pro consolidated financial statements, this amount was reflected as "Bad Debt Expense".

NOTE 3 - LICENSE AGREEMENT

On April 28, 2000, a Subsidiary entered into a license agreement for a term of five years commencing on May 1, 2000 to provide a third party with the right to park its vehicles on a lot that is leased the Subsidiary. The license agreement provides for the third party to pay for all expenses including real estate taxes. The license agreement also provides for future minimum license fees of $80,500 through September 30, 2005.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 4 - MANAGEMENT FEE ARRANGEMENT

On March 13, 2002, a Subsidiary entered into a management agreement for a term of five years commencing on March 15, 2002 with a third party who will manage and maintain parking facilities that the Subsidiary currently leases under an operating lease. Under the terms of the agreement the Subsidiary will receive future minimum fees as follows:

                  Period Ending
                  September 30,           Amount
                  -------------         ---------

                      2005              $ 282,500
                      2006                288,000
                      2007                132,000
                                        ---------

                                        $ 702,500
                                        =========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On August 30, 2004, the Company entered into an employment agreement with its Chief Executive Officer/President. On August 30, 2004, Parking Pro entered into an employment agreement with its Vice President . Both contracts end on August 29, 2007, unless terminated earlier in accordance with terms of the agreement. As compensation for their services, each Officer will receive an annual base compensation of $25,000 per year. Each officers' salary will increase, from time to time, upon the Company having achieved certain financial thresholds calculated as the Company's earnings before interest, income taxes, depreciation and amortization, as set forth below (the "EBITDA Trigger") . The EBITDA Trigger shall be calculated on a quarterly basis by annualizing the Year-to-date EBITDA reported on the Company's quarterly filings with the Securities and Exchange Commission.

                    EBITDA
                    Trigger             Annual Salary
                  -----------           -------------
                  $ 1,200,000             $ 100,000
                  $ 1,500,000             $ 150,000
                  $ 2,000,000             $ 250,000

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases

The Subsidiaries lease parking garages under operating leases for varying periods through 2012 which are generally renewable at their option. Certain leases contain provisions for additional rental payments based on increases in certain indexes. Future minimum lease payments for all noncancelable leases with initial terms of one year or more consisted of the following at September 30, 2004:

                  Period Ending
                  September 30,           Amount
                  -------------         ---------
                   2005                 $ 284,000
                   2006                   292,000
                   2007                   104,000
                   2008                    40,000
                   Thereafter             150,000
                                        ---------

                                        $ 870,000
                                        =========

Rent expense included in costs of parking and costs of management contract and license fee for all leases amounted to approximately $488,000 and $528,000 for the nine months ended September 30, 2004 and 2003, respectively. Rent also includes a charge for real estate taxes based on formulas as provided in the leases.

Federal Tax Lien

The Internal Revenue Service has a federal tax lien against all the property and rights to the property of certain Subsidiaries and a Subsidiary's former parent which is 100 percent owned by an officer of the Company and an officer of Parking Pro.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIENCY

Preferred Stock

In connection with Reorganization Agreement, as amended, (the "Agreement") entered into by the Company, the Company issued 67,500 newly issued shares of the Company's Class B Voting Convertible Preferred ("Class B Preferred") shares. Each share of Class B Preferred stock is convertible into 100 shares of Company's common stock. Pursuant to the Agreement, the 67,500 Class B Preferred shares issued are contractually restricted from conversion and subject to cancellation on April 15, 2005 unless certain conditions set forth in the Agreement are achieved. Prior to April 15, 2005, the shares of Class B Preferred stock can be voted, on an as if converted basis, notwithstanding certain restrictions on such shares.

Upon the acquisition by the Company's subsidiary, Parking Pro, of interests in other public parking facilities (a "Facility") either owned or operated by affiliates of Parking Pro (a "Facility Acquisition"), for which it acquires leases and/or management contracts for no additional compensation, the contractual restrictions and cancellation provisions on five (5) Class B Preferred shares shall be cancelled for each one hundred ($100.00) dollars in annualized earnings before interest, depreciation and amortization acquired by Parking Pro as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 audited financials for each such Facility.

Common Stock

On September 9, 2004, under subscription agreements, the Company sold 1,340,000 units to 11 accredited investors (as defined) for a total purchase price of $335,000, each unit consisting of one (1) share of common stock, a one (1) year warrant to purchase one (1) share of common stock at a price of $0.30 per share which is currently exercisable and a one (1) year warrant to purchase one (1) share of common stock at a price of $0.40 per share which is currently exercisable.

On September 9, 2004, the Company issued 155,000 restricted shares of common stock to consultants for business development services rendered. The Company valued these common shares on the issuance at $38,750 based on the contemporaneous $0.25 per share selling price of common shares sold under the aforementioned subscription agreements and recorded compensation expense in this amount.

On September 9, 2004, the Company granted 7,000 restricted shares of common stock to an officer and a director of the Company for accounting and legal services rendered, respectively. The Company valued these shares based on the contemporaneous $0.25 per share selling price of common shares sold under the aforementioned subscription agreements at $1,750. As of September 30, 2004, these shares had not been issued. These shares are included in common stock issuable at September 30, 2004.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Common Stock (continued)

On September 9, 2004, under subscription agreements, the Company issued 600,000 units to officers of the Company in satisfaction of debt of $150,000. Each unit consisted of one (1) share of common stock, a one (1) year warrant to purchase one (1) share of common stock at a price of $0.30 per share which is currently exercisable and a one (1) year warrant to purchase one (1) share of common stock at a price of $0.40 per share which is currently exercisable. The Company valued these units based on the $0.25 contemporaneous selling price of units sold under the aforementioned subscription agreements.

On September 9, 2004, the Company issued 288,000 free-trading shares of common stock for satisfaction of debt amounting to $172,800 or $.60 per share. The Company valued these common shares at the quoted trading price on the date of grant of $0.55 per share or $158,400. In connection with this issuance, the Company recorded settlement income of $14,400 calculated as the difference between the reduction in debt and the fair market value of the stock issued.

Immediately prior to the recapitalization transaction, 1,080,935 units were sold in exchange for $143,500 cash and $126,827 forgiveness of debt. Each unit consisted of one (1) share of common stock, a one (1) year warrant to purchase one (1) share of common stock at a price of $0.30 per share which is currently exercisable and a one (1) year warrant to purchase one (1) share of common stock at a price of $0.40 per share which is currently exercisable. The Company valued these units based on the $0.25 contemporaneous selling price of units sold under the aforementioned subscription agreements.

Common Stock Warrants

In connection with units sold pursuant to the aforementioned subscription agreements, the Company granted 6,351,870 warrants to purchase 3,175,935 shares of common stock at a price of $0.30 per share and 3,175,935 warrants to purchase 3,175,935 share of common stock at a price of $0.40 per share. The common stock underlying the warrants are subject to registration rights. The Company has agreed to file a Form SB-2 or other appropriate registration statement which registers for resale the common stock issuable upon the exercise of the warrants within forty five (45) days of the sale of the warrants. The warrants expire on the first anniversary of the date on which the shares underlying the warrants have been registered under the Securities Act of 1933.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock Warrants (continued)

A summary of outstanding warrants at September 30, 2004 are as follows:

                             Shares
                           Underlying       Range of      Remaining     Average
                           Options and      Exercise     Contractual    Exercise
                            warrants         Prices         Life         Price
                           -----------    -----------    -----------    --------
Outstanding at
  December 31, 2003 ....            -               -             -          -
Granted ................    6,351,870     $0.30-$0.40        (1)          0.35
Exercised ..............            -               -             -          -
Cancelled ..............            -               -             -          -
                            ---------     -----------                    -----
Outstanding at
  September 30, 2004 ...    6,351,870     $0.30-$0.40                    $0.35
                            =========     ===========                    =====

Weighted average fair value of warrants granted for the
  nine months ended September 30, 2004 ............................      $.35
                                                                         ====

The following table summarizes information about warrants outstanding at September 30, 2004:
                                                         Options and Warrants
          Options and Warrants Outstanding                    Exercisable
 --------------------------------------------------    -------------------------
                              Weighted
                Number         Average     Weighted        Number       Weighted
 Range of   Outstanding at    Remaining     Average    Exercisable at    Average
 Exercise   September 30,    Contractual   Exercise    September 30,    Exercise
   Price         2004           Life         Price          2004          Price
 --------   --------------   -----------   --------    --------------   --------
 $   0.30     3,175,935          (1)        $ 0.30       3,175,935       $ 0.30
     0.40     3,175,935          (1)          0.40       3,175,935         0.40
              ---------                     ------       ---------       ------
              6,351,870                     $ 0.35       6,351,870       $ 0.35
              =========                     ======       =========       ======

 --------
 (1) The warrants expire upon the first anniversary of the date on which the shares of the Company's Common Stock issuable upon the exercise hereof have been registered under the Securities Act of 1933.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 7 - CONVERTIBLE BOND PAYABLE

On May 4, 2004 (the "Exchange Date"), as amended during July 2004, Explorations Group, Inc. issued a Class A, Series A Convertible Bond to The Tucker Family Spendthrift Trust ( the "Trust") in exchange for a series of matured and past-due promissory notes aggregating $25,000 held by the Trust. The Class A Bond is in the principal amount of $25,000 plus interest accrued and has a term of five years, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of the Company's assets, and may be subdivided, at the Trust's option, into two or more separate obligations in the principal amount of at least $10,000 each.

The Class A Bond is convertible, at the Trust's option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by the Trust shall be equal to 10% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion is completed, however, in any event, the number of shares to be issued shall not exceed 4,200,000 shares of common stock. The bond is subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date the Trust has not converted any principal of the Class A Bond into the Company's stock.

NOTE 8 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders' deficit of $794,815 and a working capital deficiency of $857,189 as of September 30, 2004, and had net losses of $970,872 and $846,538 for the nine and three months ended September 30, 2004, respectively, and cash used in operations of $457,907 for the nine months ended September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is in the process of implementing its new business plan and is generating revenues through the operation of its public parking facilities in the New York Metropolitan area under leases and management contracts covering parking facilities owned by non-affiliated property owners. The Company plans on acquiring additional parking facilities from affiliated and non-affiliated entities and to raise additional capital through a private placement or other financing, however there can be no assurances that the Company will be successful. Management believes that these actions will allow the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                    EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

In October and November 2004, the Class A preferred shareholders converted 23,536 Class A preferred shares into 470,720 shares of common stock.

On November 22, 2004, the Company issued 90,000 shares of common stock for business development services rendered. The Company valued these common shares at the fair market value on the date of grant of $.40 per share or $36,000 based on the quoted trading price on date of grant and recorded stock-based compensation of said amount.

In November 2004, the Company amended its Certificate of Incorporation and increased the number of authorized shares of Common Stock from 10,000,000 to 100,000,000 shares.

On November 1, 2004, the Company entered into a consulting contact with a shareholder for business development services. As compensation under the agreement, the consultant received 100,000 shares of the Company's common stock; and non-qualified stock options entitling the consultant to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $0.50 per share, subject to traditional anti-dilution rights designed to obviate the consequences of corporate recapitalizations or reorganizations. The options are exercisable beginning on January 1, 2005 and expire on January 1, 2008.

The Company valued these common shares at the fair market value on the date of grant of $.36 per share or $36,000 based on the quoted trading price on date of grant and recorded stock-based compensation of said amount to be amortized over the 60-day service period. The fair value of these options granted were estimated at $0.155 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 75 percent; risk-free interest rate of 4.00 percent and an expected holding periods of 3.00 years. In connection with these options, the Company recorded stock-based compensation expense of $15,500 which will be amortized over the service period.

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

OVERVIEW

         On September 9, 2004, we acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation ("Parking Pro") (the "Acquisition"). Parking Pro was formed in May, 2004, for the principal purpose of acquiring and managing parking lots and garages in New York City and surrounding areas. As of the date hereof, Parking Pro, through the ownership of three wholly-owned subsidiary corporations, is operating three (3) parking facilities in New York City under leases and management contracts covering parking facilities owned by non-affiliated property owners.

         Pursuant to the terms of the Reorganization Agreement, as amended, (the "Agreement") executed between the Company, Parking Pro and the stockholders of Parking Pro (the "Stockholders"), the Stockholders, in exchange for all of the issued and outstanding shares of common stock of Parking Pro received (i) 750,000 newly issued shares of the Company's common stock, $.01 par value and
(ii) 67,500 newly issued shares of the Company's Class B Voting Convertible Preferred ("Class B Preferred") shares.

         Each share of Class B Preferred stock is convertible into 100 shares of Company's common stock. Pursuant to the Agreement, the 67,500 Class B Preferred shares issued are contractually restricted from conversion and subject to cancellation on April 15, 2005 unless certain conditions set forth in the Agreement are achieved. Prior to April 15, 2005, the shares of Class B Preferred stock can be voted, on an as if converted basis, notwithstanding certain restrictions on such shares.

         Upon the acquisition by Parking Pro of interests in other public parking facilities (a "Facility") either owned or operated by affiliates of ParkingPro or third parties (a "Facility Acquisition"), for which it acquires leases and/or management contracts, the contractual restrictions and cancellation provisions on five (5) Class B Preferred shares shall be cancelled for each one hundred ($100.00) dollars in annualized earnings before interest, depreciation and amortization acquired by Parking Pro as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 audited financials for each such Facility.

         As a result of the Acquisition, a change of voting control of the Company has occurred. Pursuant to the Agreement, as of the closing of the Acquisition on September 9, 2004, the stockholders of Parking Pro, Signature Management, LLC, and Discount Management, LLC, each acquired 375,000 shares of common stock and 33,750 shares of Class B Preferred stock, respectively. Each share of Class B Preferred stock is convertible into 100 shares of common stock; provided that, all or some of the shares of Class B Preferred stock issued are subject to cancellation on April 15, 2005, as described above. Prior to April 15, 2005, the shares of Class B Preferred stock can be voted, on an as if converted basis, notwithstanding certain restrictions on such shares.

         Should we require additional funds, we would likely be limited to loans from shareholders or other affiliates which has advanced money to us in the past. However, if we are going to consummate an agreement for the acquisition of additional garage facilities, it is likely that we will have to raise additional capital through a private placement or other financing.

         On September 30, 2004, we spun-off 100% of the common stock which Explorations owned in Pop Starz Inc. to all Explorations common shareholders, and those entitled to dividends as if a common shareholder, of record as of the close of business on the day proceeding the Closing. Upon the spin-off, all liabilities owed to Explorations by Pop Starz was deemed cancelled.

PLAN OF OPERATION

         We believe our growth will occur through the acquisition of long-term leasehold interests in parking lots and garages. We are targeting properties similar to its existing leasehold portfolio, namely ten to twenty year renewable leasehold interests encumbering currently operating parking facilities ranging in licensed capacity from 25 spaces to 600 spaces. Initially, acquisitions will be concentrated in the New York Metropolitan area. We will also seek to acquire locations in other significant Metropolitan areas. It is expected that initial acquisitions will be funded through debt and equity issuances, until such time as they can be funded from operating capital.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

         For the nine months ended September 30, 2004, we generated revenue of $855,440 from our parking facilities compared to revenues of $794,413 for the nine months ended September 30, 2003. Our revenue was generated from the following sources:

         Parking .....................................  $555,040  $492,313
         Management contract revenues and license fees   300,375   300,375
         Other .......................................        25     1,725
                                                        --------  --------

         Total Revenues ..............................  $855,440  $794,413
                                                        ========  ========

         The increase in revenue is attributable to parking revenues generated from one of our parking facilities.

         For the nine months ended September 30, 2004, costs of parking amounted to $426,422 as compared to $382,000 for the nine months ended September 30, 2003, an increase of $44,422. Cost of parking expenses consists of parking garage rent, real estate taxes, personnel wages and related taxes, and other garage operating expenses.

         For the nine months ended September 30, 2004, costs of management contracts and licensing fees amounted to $220,541 as compared to $218,000 for the nine months ended September 30, 2003, an increase of $2,541. Cost of management contracts and licensing fees expenses consists of parking garage rent and real estate taxes.

         For the nine months ended September 30, 2004,we recorded management fees of $580,353 as compared to $196,500 for the nine months ended September 30, 2003, an increase of $383,853. The increase was attributable to an increase in fees paid to affiliated entities or funds retained by affiliated entities that were collected on the Company's behalf, primarily occurring prior to the reorganization agreement. We do not intent to pay these fees subsequent the reorganization date (September 8, 2004).

         For the nine months ended September 30, 2004,we recorded bad debt expense of $41,294 as compared to $0 for the nine months ended September 30, 2003, an increase of $41,294. The increase was attributable to a write off of uncollectible real estate taxes and other miscellaneous receivable deemed uncollectible.

         For the nine months ended September 30, 2004, general and administrative expense amounted to $118,548 as compared to $31,605 for the nine months ended September 30, 2003, an increase of $86,943.

         For the nine months ended September 30, 2004, professional fees amounted to $297,067 as compared to $1,500 for the nine months ended September 30, 2003, an increase of $295,567. The increase was related to accounting fees associated with the audit of our financials statements as well as legal fees incurred in connection with the reorganization agreement.

         For the nine months ended September 30, 2004, we recorded settlement income of $14,440 related to the reduction of certain settled payables as compared to $0 for the nine months ended September 30, 2003

         For the nine months ended September 30, 2004, interest income amounted to $6,682 as compared to $0 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we recorded $11,115 of interest expense as compared to $11,250 for the nine months ended September 30, 2003.

         For the nine months ended September 30, 2004, we recoded a loss from discontinued operations of $195,689 related to the spin-off of our PopStarz subsidiary.

         The Company reported losses for the nine months ended September 30, 2004 and 2003 of $970,872 and $121,442, respectively. This translates to a per share loss of $.58 and $.06 for nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         On September 9, 2004, we sold 1,340,000 units to 11 investors for a total purchase price of $335,000, each unit consisting of one (1) share of common stock, a one (1) year warrant to purchase one (1) share of common stock at a price of $0.30 per share which is currently exercisable and a one (1) year warrant to purchase one (1) share of common stock at a price of $0.40 per share which is currently exercisable. In connection with the funds raised, we paid fees of approximately $27,000.

         We use available finances to fund ongoing operations, general and administrative expenses and expenses related to the filing a preparation of our SEC filings.

         Management believes that cash flow generated from operations will be sufficient to implement the initial phase of our business development plan, without required outside debt or equity funding. To the extent that cash flows are not sufficient to fund ongoing operations, we will have to look to management or their affiliates to continue to loan us money to meet ongoing operations.

         We have no material commitments for capital expenditures. We currently have sufficient working capital to meet our operating requirements at least through September 2004.

         Net cash used in operations during the nine months ended September 30, 2004 was $(457,907) as compared net cash provided by operations of $63,568 for the nine months ended September 30, 2003. The increase in cash used was primarily a result of the payment of management fees to affiliated companies and the incurrence of expenses in connection with the Reorganization Agreement. As of the Reorganization Agreement's effective date, management ceased to incur management fee expenses and does not intend or anticipate incurring management fees in the future.

         Net cash used in investing activities during the nine months ended September 30, 2004 was $1,586 relating to the purchase of property and equipment.

         Net cash provided by financing activities for the nine months ended September 30, 2004 was $458,000 as compared to net cash used in financing activities of $(42,000) for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we received proceeds from the sale of common stock of $335,000, proceeds from advances from related parties of $150,000 and paid offering costs of $27,000. During the nine months ended September 30, 2003, we used cash to repay related parties of $29,000 and had an decrease in bank overdrafts of $13,000.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders' deficit of $794,815 and a working capital deficiency of $857,189 as of September 30, 2004, and had net losses of $970,872 and $846,538 for the three and nine months ended September 30, 2004, respectively, and cash used in operations of $457,907 for the nine months ended September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         The Company accounts for license fee, and management contract revenue over the term of the related agreements on a straight-line basis. The difference between the license fee and management contract revenues collected and the straight-line license fee and management contract revenues is included in other assets and recognized over the terms of the respective agreements.

         Parking revenue from monthly customers is recognized in accordance with the terms of the underlying contracts.

         Parking revenue from transient parking services is recognized as cash is received.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         Prior to the Reorganization Agreement, we sold 1,080,935 units to 2 investors for cash of $143,405 and the reduction of debt of $129,162, each unit consisting of one (1) share of common stock, a one (1) year warrant to purchase one (1) share of common stock at a price of $0.30 per share which is currently exercisable and a one (1) year warrant to purchase one (1) share of common stock at a price of $0.40 per share which is currently exercisable.

         On September 9, 2004, we sold 1,340,000 units to 11 investors for a total purchase price of $335,000, each unit consisting of one (1) share of common stock, a one (1) year warrant to purchase one (1) share of common stock at a price of $0.30 per share which is currently exercisable and a one (1) year warrant to purchase one (1) share of common stock at a price of $0.40 per share which is currently exercisable.

         On September 9, 2004, we issued 155,000 shares of common stock to consultants for business development services rendered . The Company valued these common shares at the fair market value on the dates of grant of $.25 per share or $38,750 based on the recent selling price of common shares in a private placement and recorded compensation expense in this amount.

         On September 9, 2004, we granted 7,000 shares of common stock to an officer and a director of the Company for accounting and legal services rendered, respectively. The Company valued these common shares at the fair market value on the dates of grant of $.25 per share or $1,750 based on the recent selling price of common shares in a private placement and recorded compensation expense in this amount. As of September 30, 2004, these shares had not been issued. These shares are included in common stock issuable at September 30, 2004.

         On September 9, 2004, we issued 600,000 shares of common stock in part to an officer of the Company in satisfaction of debt of $150,000. The Company valued these common shares at the fair market value on the dates of grant of $.25 per share based on the recent selling price of common shares in a private placement.

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

         (b) Reports on Form 8-K

         On July 29, 2004 and September 9, 2004, we reported the signing of a reorganization agreement and other matters related to the agreement with Parking Pro, Inc.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EXPLORATIONS GROUP, INC.

Dated:  December 16, 2004               By: /s/ Eric Brown
                                            --------------
                                            President, Chief Executive Officer
                                            and Director


Dated:  December 16, 2004               By: /s/ Adam Wasserman
                                            ------------------
                                            Adam Wasserman
                                            Chief Financial Officer
                                            and Controller