Form 10KSB
period 2004-12-31
EXPLORATIONS GROUP INC
filed 2006-08-01
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB



      |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.


      | | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___.

                                  ----------

                           EXPLORATIONS GROUP, INC.
                           ------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                               65-1089222
               --------                               ----------
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)               Identification No.)



                               34 Fifteenth Street
                               Brooklyn, NY 11215
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (212) 722-4424


      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  |  |                   NO | X |

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $1,209,353.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on July 21, 2006 $148,094.

Number of shares outstanding of each of the registrant's classes of common stock as of July 21, 2006: Common Stock: 9,515,869

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

                            EXPLORATIONS GROUP, INC.
                         2004 FORM 10-KSB ANNUAL REPORT
                                Table of Contents


Trademarks/Definitions

PART I                                                                   4
Item 1. Business                                                         4
Item 2. Properties                                                       9
Item 3. Legal Proceedings                                                9
Item 4. Submission of Matters to a Vote of Security Holders              9

PART II
Item 5.  Market for the Registrant's Common Equity and Related           9
         Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial              10
         Condition and Results of Operations
Item 7.  Financial Statements                                           13
Item 8.  Changes in and Disagreements with Accountants on               15
         Accounting and Financial Disclosure
Item 8A. Controls and Procedures                                        15

PART III
Item 9.  Directors and Executive Officers of the Registrant             16
Item 10. Executive Compensation                                         18
Item 11. Security Ownership of Certain Beneficial Owners and            19
         Management
Item 12. Certain Relationships and Related Transactions                 21
Item 13. Exhibits, Financial Statements, and Reports on Form 8-K        21
         Signatures
Item 14. Principal Accounting Fees and Services                         22

Signature

Index of Exhibits

TRADEMARKS/DEFINITIONS

"Parking Pro" is a trademark of Explorations Group, Inc. All other trademarks, service marks or trade names referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," the "Company" or "Explorations" refer to the consolidated operations of Explorations Group, Inc., a Delaware corporation, and its wholly-owned subsidiaries and (b) "you" refers to the reader of this Form 10-KSB.

PART I

Item 1: Business

DESCRIPTION OF OUR BUSINESS

As of the beginning of 2004, the Company, through its operating subsidiary Pop Starz, Inc., was engaged in the business of operating high-energy dance training centers, concentrating on the musical genre popularly referred to as "Hip Hop" and "Pop." Pop Starz' ultimate goal was the development and operation of dance and talent development programs (dance, acting, modeling and voice) throughout Florida and nationally, combining the functions of traditional dance and exercise facilities with training in modeling, drama and voice development, and providing participants of all ages with an opportunity to participate in professional entertainment opportunities.

During 2004, the Company decided to pursue a new business direction and on September 9, 2004, Explorations Group, Inc. (the "Company") acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation ("Parking Pro"). Parking Pro was formed in May, 2004, for the principal purpose of acquiring and managing parking lots and garages in New York City and surrounding areas. As of the date hereof, Parking Pro, through the ownership of three wholly-owned subsidiary corporations ("Subsidiary" or "Subsidiaries"), operates three (3) parking facilities in New York City which they lease from non-affiliated property owners.

As of September 9, 2004, the business of Parking Pro, operating three (3) parking garages in New York City, became the Company's sole operating business. The acquisition of Parking Pro was accounted for as a reverse acquisition and the remaining discussion of the business of the Company shall be set forth as if Parking Pro had been acquired on January 1, 2004.

Industry Overview

  The parking industry is highly fragmented, consisting of a few nationwide companies and a large number of smaller operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. The parking industry as a whole is experiencing a period of rapid consolidation. Based upon the research report of The Parking Market Research Company, dated May 1997, the parking sector consisted of approximately 2,200 firms generating over $4 billion in annual revenues in 1995. The report indicated that the overall size of the parking industry in 1995, including public parking lots, was in excess of $26 billion. There are approximately 35,000 parking structures representing 5,000,000 spaces in the United States.

  Overall parking industry expansion is created by new construction. Since new construction in the United States slowed in the late 1980's and has only gradually begun to increase in recent years, growth in parking companies in the 1990's has generally resulted from take-aways from other parking companies. Take-aways and new construction are essential to growth in the parking industry because of the limitations on revenue growth of existing operations. While some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

  Privatization of government operations and facilities could provide new opportunities for the parking industry. Currently, government-controlled parking facilities, operated by municipal entities, account for approximately 50% of all lots. Cities and municipal authorities may consider retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency.

The Company anticipates the continued growth of the private parking industry due to general trends, which include the following:

  o Major long-term industry consolidation through acquisitions.

  o Privatization of government-controlled parking, patrolling, ticketing and other related services.

  o Outsourcing of ancillary parking services by public and private commercial real estate owners.

  o Changing industry leasing practices to require significant up-front lease payments, which favor well-capitalized operations.

New York Parking Market

The Company's growth will be as a result of a well-formulated acquisition strategy initially focused on the New York metropolitan area. Parking is a large business in the New York area with approximately 1 - 1.5 million cars entering New York City everyday. According to the Metropolitan Parking Authority, the New York parking industry is broken down as follows:

                 Lots
                 Manhattan          407 parking lots (capacity 35,411 cars)
                 Outer Boroughs     878 parking lots (capacity 111,218 cars)

                 Garages
                 Manhattan          822 garages (capacity 126,884 cars)
                 Outer Boroughs     1,183 garages (capacity 193,889 cars)


The New York parking business is dominated by a handful of large companies with resources substantially greater than those of the Company. These organizations generally focus on high profile, high turnover Manhattan facilities with capacities greater than 150 cars.

Our Strategy

The Company looks for smaller, obscure locations that tend to be under the "radar screens" of the larger operators.

Competition for the smaller sites is generally limited to a handful of existing players similar in size to the Company. New entrants generally encounter great difficulty entering the New York market as sellers will usually only deal with established operators. The bidding process is therefore usually less competitive, creating attractive opportunities for the Company.

The Company carefully selects and analyzes new sites by conducting an examination of a location's potential demand based on traffic patterns and counts, area demographics, and potential competitors, and compares this analysis to the projected revenues and costs of the facility.

The Company has established a successful acquisition strategy, which has resulted in rapid growth in both number of locations and revenues. This strategy depends heavily on management's ability to identify and integrate acquisitions. Historically, the Company's management has acquired sixty-six (66) parking locations.

The Company believes that consolidation is being driven primarily by the opportunity to achieve economies of scale. The most obvious savings from consolidation will be attained by reducing redundant overhead costs, but may also be achieved through operating improvements such as implementing improved management practices and control systems. The Company has developed and successfully employed a strategy of consolidation by applying standardized professional management strategies to a fragmented, local business environment with exploitable economies of scale.

The Company seeks to reduce redundant overhead costs as well as realize operating improvements such as implementing standardized management practices and management information systems. Over the last several years, the Company's management has completely re-engineered all of its accounting and operations software and now utilizes a sophisticated software system that generates a range of reports to audit access control systems for the Company's parking facilities. Labor cost is controlled by a decentralized structure of well-trained, highly motivated managers that is complemented by computerized parking and accounting systems.

On the demand side, consolidation is driven by the requirements of large property owners for professional management, increased services, up-front capital investments and superior financial reporting. These parties often outsource parking operations to parking management companies in an effort to maximize profits or leverage the original rental value to a third-party lender.

Operations

The three (3) parking facilities which we operate are located in Manhattan and Brooklyn, and are each operated under a lease from a third-party landlord. The following table shows the general location, size and remaining lease term for each:

                                                  Lease Term Remaining
   Facility     Location                Capacity       (in years)
   -----------  ----------------------  --------  ---------------------
   1            Brooklyn                   300             11
   2            Manhattan                  200              7
   3            Brooklyn                   150              3

The Company plans to search out new parking facilities as well as valet opportunities. The company emphasizes the importance of marketing, containing costs, realizing economies of scale, maintaining strict cash control, using a decentralized management structure, providing strong training programs for employees and enhancing management information systems in order to attract new and retain existing parking patrons.

Leases

Lease arrangements are typically for terms of three to twenty years and provide for renewals and contractually established payments to the facility owner regardless of the operating earnings of the parking facility. Under these leases the Company is responsible for all facets of the parking operations, including utilities and ordinary and routine maintenance, but is generally not responsible for major maintenance, repair, or property taxes.

Maintenance

At least annually, and when needed on a more frequent basis, the Company's management services include painting of traffic guides and parking areas, lighting of areas for improved operations and safety, gate maintenance, and electronics upgrade and maintenance. As a result, the Company has, in a short period of time, built an enviable reputation for quality services operating within the demanding and highly competitive New York environment.

Management Controls

The parking industry in general is plagued by a high turnover of employees and a loss of receipts due to theft. The Company maintains an exceptionally low turnover rate and believes it has minimized theft due to its exceptional recruitment process and its sophisticated revenue control system. The Company utilizes a software system that generates a range of reports to audit the Company's parking facilities. These reports provide management with current data concerning patron traffic, revenue collection and all other facets of the Company's operations.

Intellectual Property

Our intellectual property consists of our trademarks including "Parking Pro." The Company has not filed applications for registration of any of its trademarks. The Company regards the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws, and contractual restrictions to establish and protect our proprietary rights in products and services.

Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation and could have a material adverse effect upon our business, results of operations and financial condition.

Employees

As of December 31, 2004, the Company employed five (5) full-time employees.

The future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management personnel. The competition for qualified personnel in our industry and geographical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Subsidiaries

The Company currently has one wholly-owned subsidiary, Parking Pro, Inc., a New York corporation. Parking Pro, Inc. has three wholly-owned subsidiaries:
Big Scherm Corp., a New York corporation, Chiefs Management Corp., a New York corporation and NYC Parking Services Corp., a New York corporation.

Forward-Looking Statements

The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as a prediction of actual results.

The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties are described elsewhere in this report.

Item 2: Properties

Our executive office consists of approximately 1,200 square feet of office space in New York, New York. This facility is leased on a month to month basis. The monthly rent is currently $35,700 per annum, and our leased space is still sufficient to cover future growth. We believe that our current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Company's expansion plan.

In addition, the Company currently leases three (3) parking facilities from third-party landlords with various lease expiration terms, as shown below:

                                                  Lease Term Remaining
   Facility     Location                Capacity       (in years)
   -----------  ----------------------  --------  ---------------------
   1            Brooklyn                   300             11
   2            Manhattan                  200              7
   3            Brooklyn                   150              3

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

As of December 31, 2004, there were 97 stockholders of record. The Company believes that it has approximately 150 beneficial stockholders.

The Company's common stock trades Over-The-Counter under the symbol: EXGI.

The following table sets forth the range of high and low bid prices per share of common stock. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.


                                        Common Stock
                                      High        Low
                                   --------------------
         Quarter ended:
         March 31, 2003                 .30      .30
         June 30, 2003                  .30      .30
         September 30, 2003             .30      .30
         December 31, 2003              .30      .30
         March 31, 2004                1.00      .30
         June 30, 2004                  .70      .30
         September 30, 2004             .50      .30
         December 31, 2004              .30      .30

Dividends

The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts (except for per share amounts) have been rounded to the nearest thousand.

REVENUES

Our revenue is comprised of parking fees for garages that we operate on our own, license fees or rent payments for garages that we license or sublease to third parties, and management fees that we receive under management agreements. For the year ended December 31, 2004, we generated revenue of $1,209.353 which consisted of parking fees from customers and management fees, received under the management agreements,entered into with third-party operators.

OPERATING EXPENSES

Our operating expenses are comprised of personnel expenses and general and administrative expense. Our total operating expenses for 2004 were $1,405,889. Our personnel expenses for the year ended December 31, 2004 were $76,595. Our general and administrative expenses include all of our other expenses other than salaries, such as administrative costs, fees for professional services and rent. Our general and administrative expenses for the year ended December 31, 2004 were $1,329,294.

OPERATING LOSS

Our operating loss is our operating revenue less our operating expenses. For the year ended December 31, 2004 our operating loss was $893,150.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during 2004 was $476,661, as compared to net cash provided by operations of $21,651 in 2004, which primarily consisted of payments made to landlords and income taxes.

Net cash provided by financing activities in 2004 was $470,458, which primarily consisted of proceeds received from the sale of common stock.

Net cash used in investing activities during 2004 was $1,586, attributed to the purchase of property and equipment.

The Company's capital requirements are dependent on several factors, including: rent payments due, acquisitions, and professional fees. At December 31, 2004, the Company had cash and cash equivalents totaling $211. Although the Company's working capital is currently in a shortfall position, we believe that cash to be generated by existing and new business operations in 2005 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to restructure the liabilities of the company and/or sell additional equity, debt securities and/or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional ownership dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

RISKS AND UNCERTAINTY
Our business is subject to the effects of general economic conditions, and in particular competition and government regulation.

Other risks and uncertainties for the Company include, but are not limited to:

      O     Adverse changes in general economic conditions including the price of gasoline
      O     the Company might not be able to fund our working capital needs from cash flows
      O     Increased competition
      O     Litigation

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund its working capital needs from cash flow.


CRITICAL ACCOUNTING POLICIES

The Company recognizes revenue from license fees and management contracts over the term of the related agreement using the straight-line method. The difference between the license fees and management contract revenue collected and the straight-line amount computed is included in the amount of deferred license fees and management contract revenue reported on the balance sheet.

Parking revenue from monthly customers is recognized as per the terms of the underlying contracts, usually on a monthly basis. Parking revenue from transient customers is recognized when received.

Item 7: Financial Statements


Index to Item 7: Financial Statements                                   Page
-------------------------------------                                   ----
Reports of Independent Certified Public Accountants
Consolidated Balance Sheet                                              14
Consolidated Statements of Operations                                   15
Consolidated Statements of Stockholders' Equity                         16
Consolidated Statements of Cash Flows                                   17
Notes to Consolidated Financial Statements                              18

                            EXPLORATIONS GROUP, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                      $       211


Property and equipment, net of accumulated
     depreciation of $ 132                                                1,454

Other Assets:
     Due from related parties                                            84,154
     Security deposits                                                   59,000
                                                                    -----------
                  Total assets                                      $   144,819
                                                                    ===========


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
     Convertible bond payable                                       $    25,000
     Accounts payable                                                    17,828
     Sales tax payable                                                  122,720
     Accrued expenses and taxes payable                                 600,849
                                                                    -----------

                  Total current liabilities                             766,397

Long-term liabilities:
     Security deposit payable                                            15,000
                                                                    -----------

                  Total liabilities                                     781,397
                                                                    -----------

Commitments and Contingencies

Stockholders' Deficit:
     Preferred stock - A                                                     --
     Preferred stock - B                                                    675
     Common stock                                                        79,445
     Common stock - issuable                                                201
     Additional paid-in capital                                       1,034,560
     Accumulated deficit                                             (1,751,459)
                                                                    -----------
                  Total stockholder's deficit                          (636,578)
                                                                    -----------

                  Total liabilities and
                  stockholder's deficit                             $   144,819
                                                                    ===========

 The accompanying notes are an integral part of these financial statements.

                              EXPLORATIONS GROUP, INC.

                               STATEMENT OF OPERATIONS
                            YEAR ENDED DECEMBER 31, 2004



                                                        Cost of        Gross
                                           Sales         Sales         Profit
                                       -------------  ------------  ------------
                                       -------------  ------------  ------------
Parking Revenue                        $     730,355  $    696,614  $    33,741
                                       =============  ============

License Fee Income                                                      368,000
Management Fee                                                           12,290
Other income                                                             98,708
                                                                    -----------
             Total income                                               512,739
                                                                    -----------

Expenses:
      Personnel                                                          76,595

      General and administrative                                      1,329,294
                                                                    -----------


             Total expenses                                           1,405,889
                                                                    -----------

Loss before provision for income
taxes                                                                  (893,150)

Provision for income taxes                                              (16,665)
                                                                    -----------

Loss before discontinued                                               (909,815)
operations
                                                                    -----------

Loss from spin-off of discontinued
operations                                                              159,559
Loss from discontinued operations                                        36,130
                                                                    -----------

Loss from discontinued operations                                       195,689
                                                                    -----------


Net loss                                                            $(1,105,504)
                                                                    ===========

  The accompanying notes are an integral part of these financial statements.

                            EXPLORATIONS GROUP, INC.

                             STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2004

Cash Flows from Operating Activities:


Net loss                                                            $(1,105,504)
    Adjustments to reconcile net loss from operations to net cash used in operating activities:

      Loss from discontinued operations                                 195,689
      Depreciation                                                          132
      Stock based compensation                                          333,369
      Bad debt expense                                                   70,611
      Settlement income                                                 (14,400)

    Changes in assets and liabilities:
      Other current assets                                               68,045
      Other assets                                                       74,000
      Accounts payable                                                  136,548
      Accrued expenses                                                  199,849
      Advanced parking fee revenues                                     (10,000)
      Due to landlords                                                 (212,000)
      Deferred rent                                                     (76,000)
      Income taxes payable                                             (137,000)
                                                                    -----------

                             Net Cash Used In Operating Activities     (476,661)
                                                                    -----------

Cash Flows from Investing Activities:

    Purchase of property and equipment                                   (1,586)
                                                                    -----------

Cash Flows from Financing Activities:

      Proceeds from issuance of convertible bond                         25,000
      Issuance of common stock                                          556,612
      Payments to related parties                                       (84,154)
      Offering costs paid                                               (27,000)
                                                                    -----------

                             Net Cash Provided By Financing
                             Activities                                  470,458
                                                                    -----------

                             Net Decrease in Cash                        (7,789)

Cash - Beginning of Year                                                  8,000
                                                                    -----------

Cash - End of Year                                                  $       211
                                                                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid During the Year for Interest and Taxes:
    Income taxes                                                    $
                                                                    ===========
    Interest                                                        $
                                                                    ===========

Non-Cash Investing And Financing Activities:
  Common stock issued for debt                                      $   308,400
                                                                    ===========


 The accompanying notes are an integral part of these financial statements.

                                                                  EXPLORATIONS GROUP, INC.

                                                         STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
                                                                     DECEMBER 31, 2004



                           Convertible                 Convertible
                            Preferred                    Preferred              Common Stock
                              Stock A                     Stock B               $.01 Par Value
                     -------------------------   ------------------------  ------------------------
                        Shares        Amount        Shares       Amount       Shares       Amount
                     -----------   -----------   -----------  -----------  -----------  -----------
Balance at December
31, 2003                    --     $      --          67,500  $       675      750,000  $     7,500

Recapitalization of
company                   23,536           235          --           --      3,293,567       32,936

Sale of common
stock, net                  --            --            --           --      1,340,000       13,400


Offering costs paid         --            --            --           --           --           --

Common stock issued
for services                --            --            --           --        155,000        1,550

Common stock issued
for debt                    --            --            --           --        888,000        8,880


Conversion of stock      (23,536)         (235)         --           --        470,720          235

Common stock issued
for services                --            --            --           --         90,000          900

Common stock issued
for services                --            --            --           --        100,000        1,000

Common stock issued
for services                --            --            --           --         26,000          260

Common stock issued
for services                --            --            --           --        100,846        1,008

Common stock issued
for services                --            --            --           --        380,500        3,805

Common stock issued
for services                --            --            --           --        380,500        3,805

Common stock issued
for services                --            --            --           --          8,250           83

Common stock issued
for services                --            --            --           --          8,250           83

Common stock issued
for services                --            --            --           --        200,000        2,000

Common stock issued
for services                --            --            --           --        100,000        1,000

Common stock issued
for services                --            --            --           --        100,000        1,000

Net loss for the
year ended December
31, 2004                    --            --            --           --           --           --
                     -----------   -----------   -----------  -----------  -----------  -----------

Balance at December
31, 2004                    --     $      --          67,500  $       675    8,391,633  $    79,445
                     ===========   ===========   ===========  ===========  ===========  ===========




                          Common Stock
                            Issuable
                         $.01 Par Value         Additional                    Total
                     ------------------------    Paid-In     Accumulated  Stockholders'
                        Shares      Amount       Capital       Deficit       Deficit
                     -----------  -----------  -----------   -----------   -----------
Balance at December
31, 2003                    --    $      --    $    (8,175)  $  (645,955)  $  (645,955)

Recapitalization of
company                   13,111          131      131,810          --         165,112

Sale of common
stock, net                  --           --        321,600          --         335,000


Offering costs paid         --           --        (27,000)         --         (27,000)

Common stock issued
for services               7,000           70       38,880          --          40,500

Common stock issued
for debt                    --           --        299,520          --         308,400


Conversion of stock         --           --           --            --

Common stock issued
for services                --           --         35,100          --          36,000

Common stock issued
for services                --           --         35,000          --          36,000

Common stock issued
for services                --           --          4,940          --           5,200

Common stock issued
for services                --           --         19,161          --          20,169

Common stock issued
for services                --           --         72,295          --          76,100

Common stock issued
for services                --           --         72,295          --          76,100

Common stock issued
for services                --           --          1,567          --           1,650

Common stock issued
for services                --           --          1,567          --           1,650

Common stock issued
for services                --           --         18,000          --          20,000

Common stock issued
for services                --           --          9,000          --          10,000

Common stock issued
for services                --           --          9,000          --          10,000

Net loss for the
year ended December
31, 2004                    --           --           --      (1,105,504)   (1,105,504)
                     -----------  -----------  -----------   -----------   -----------

Balance at December
31, 2004                  20,111  $       201  $ 1,034,560   $(1,751,459)  $  (636,578)
                     ===========  ===========  ===========   ===========   ===========




  The accompanying notes are an integral part of these financial statements.

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



1. Summary of significant accounting policies:

      General:

      On September 9, 2004, Explorations Group, Inc. (the "Company"), acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation ("Parking Pro").

      Parking Pro was formed in the State of New York on May 25, 2004. The Company and its subsidiaries operate and lease public parking garages located in New York City and the surrounding area. On July 20, 2004, the Company issued 3,000 shares of common stock to acquire all of the outstanding shares of three affiliated companies: Big Scherm Corp. ("Big Scherm"), Chiefs Management Corp. ("Chiefs") and NYC Parking Services Corp. ("NYC"). The acquisitions were treated as a merger of businesses under common control and accounted for in a manner similar to a pooling of interests.

      The financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying statements, the Company has negative working capital and a capital deficiency. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company's operations.


      Basis of consolidation:

      The financial statements are prepared using the accounts of the Company and its wholly-owned subsidiaries. All material, intercompany transactions, and account balances, have been eliminated upon consolidation.

      Cash and cash equivalents:

      Cash and cash equivalents include cash-on-hand and in the banks. They are carried at cost, which approximates fair market value.

      Concentration of credit risk:

      The Company maintains its cash in bank deposit accounts at high-credit, quality, financial institutions. The balances, at times, may exceed federally insured limits.

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.    Summary of significant accounting policies (continued):

      Property and Equipment:

      Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs, are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income (Expense).

      Depreciation is provided over the estimated useful lives of the assets involved using the straight-line or accelerated methods.

      The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

      Advertising costs:

      The Company expenses advertising costs as they are incurred. Advertising expense for the year ended December 31, 2004 was $3,000.

      Income taxes:

      The Company files a consolidated federal income tax return. The tax return is prepared using the same method of accounting that is used for the preparation of the financial statements.

      Use of estimates:

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue recognition:

      The Company recognizes revenue from license fees and management contracts over the term of the related agreement using the straight-line method. The difference between the license fees and management contract revenue collected and the straight-line amount computed is included in the amount of deferred license fees and management contract revenue reported on the balance sheet.

      Parking revenue from monthly customers is recognized as per the terms of the underlying contracts, usually on a monthly basis. Parking revenue from transient customers is recognized when received.

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.    Reorganization:

      On July 29, 2004 the Company executed a reorganization agreement (the "Agreement") with Explorations Group, Inc. ("Explorations"). Under the terms of the Agreement, the Company's shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $.01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company's shareholders, 6,000,000 shares shall be designated as "Restricted Shares." Upon the Company's acquisition of interests in other parking facilities (a "Facility") either owned or operated by affiliates of the Company or third parties (a "Facility Acquisition"), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($100) dollars in annualized earnings before interest, taxes, depreciation and amortization ("EBITDA") acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. The restrictions shall be removed from the Restricted Shares held by the shareholders on a pro rata basis. In the event that on February 15, 2005 any restricted shares remain, all such shares shall be deemed cancelled.

3.    Related party transactions:

      The Company uses the services of a related entity to perform management services for its subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts, and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the year ended December 31, 2004 the company was charged $566,745 in management fees for these services.

4.    License agreement:

      On April 28, 2000, a subsidiary entered into a license agreement for a five year term, commencing May 1, 2000, to provide a third party with the right to park its vehicles on a lot that is leased by the Chiefs. The license agreement calls for the third party to pay all of the expenses related to this property through September 30, 2005. Minimum license fees in the amount of $46,000 are due over the remaining life of the agreement.

5.    Management agreement:

      On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

                 Year ending
                 December 31,                     Amount
                --------------                  ---------
                        2005                    $ 286,000
                        2006                      288,000
                        2007                       60,000
                                                 --------
                                                $ 634,000
                                                 ========

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


6.    Common stock:

      On September 9, 2004, under subscription agreements, the Company sold 1,340,000 units to 11 accredited investors for a total purchase price of $335,000, each unit consisting of one share of common stock, a one year warrant to purchase one share of common stock at a price of $0.30 per share, which is currently exercisable and a one year warrant to purchase one share of common stock at a price of $0.40 per share which is currently exercisable.

      On September 9, 2004, the Company issued 155,000 restricted shares of common stock to consultants for business development services rendered. The Company valued these common shares on the issuance at $38,750 based on the contemporaneous $0.25 per share selling price of common shares sold under the forementioned subscription agreements and recorded compensation expense in this amount.

      On September 9, 2004, the Company granted 7,000 restricted shares of common stock to an officer and a director of the Company for accounting and legal services rendered, respectively. The Company valued these common shares based on the contemporaneous $0.25 per share selling price of common shares sold under the forementioned subscription agreements at $1,750.

      On September 9, 2004, under subscription agreements, the Company issued 600,000 units to officers of the Company in satisfaction of debt of $150,000. Each unit consisted of one share of common stock, a one year warrant to purchase one share of common stock at a price of $0.30 per share, which is currently exercisable and a one year warrant to purchase one share of common stock at a price of $0.40 per share which is currently exercisable. The Company valued these units based on the $0.25 contemporaneous selling price of units sold under the aforementioned subscription agreements.

      On September 9, 2004, the Company issued 288,000 free-trading shares of common stock for the satisfaction of debt amounting to $172,800 or $0.60 per share. The Company valued these common shares at the quoted trading price on the date of grant of $0.55 per share or $158,400. In connection with this issuance, the Company recorded settlement income of $14,400 calculated as the difference between the reduction in debt and the fair market value of the stock issued.

      During October and November 2004, the Class A preferred shareholders converted 23,536 preferred shares into 470,720 shares of common stock.

      On November 22, 2004 the Company issued 90,000 shares of common stock for business development services rendered. The Company valued these common shares at the fair market value on the date of grant of $0.40 per share or $36,000 based on the quoted trading price and recorded stock-based compensation of said amount.

      In November 2004, the Company amended its Certificate of Incorporation and increased the number of authorized shares of common stock to 100,000,000 shares.

      On November 1, 2004, the Company entered into a consulting contract with a shareholder for business development services. As compensation under the agreement, the consultant received 100,000 shares of common stock and non-qualified stock options entitling the consultant to purchase an additional 100,000 shares at an exercise price of $0.50, subject to traditional anti-dilution rights designed to obviate the consequences of corporate recapitalization or reorganizations. The options are exercisable beginning January 1, 2005 and expire in January 1, 2008.

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



6.    Common stock (continued):

      The Company valued these common shares at the fair market value on the date of grant of $0.36 per share or $36,000 based on the quoted trading price and recorded stock based compensation of said amount to be amortized over the 60 day service period. The fair value of the options granted were estimated at $0.155 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent, expected volatility of 75 percent; risk-free interest rate of 4.0 percent and an expected holding period of three years. In connection with these options, the Company recorded stock-based compensation to be amortized over the service period.

      Immediately prior to the recapitalization transaction, 1,080,935 units were sold in exchange for $143,500 cash and $126,827 forgiveness of debt. Each unit consisted of one share of common stock, a one year warrant to purchase one share of common stock at a price of $0.30 per share, which is currently exercisable and a one year warrant to purchase one share of common stock at a price of $0.40 per share which is currently exercisable. The Company valued these units based on the $0.25 contemporaneous selling price of units sold under the aforementioned subscription agreements.

7.    Going concern:

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 636,578 and a working capital deficit of $ 766,186 at December 31, 2004. The Company had a net loss of $ 1,105,504 and used $ 476,661 for operations during the year ended December 31, 2004. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

8.    Commitments and contingencies:

      The Internal Revenue Service has a federal tax lien against all of the property and rights to the property of Big Scherm's, Chiefs and NYC's former parent, Smart Parking, Inc., for unpaid federal withholding taxes for the years ended December 31, 1999 and 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and procedures

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the reporting period, and, based on their evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures were effective. There were no significant changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over fiscal reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and may not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name                  Age  Position
--------------------  ---  ----------------------------------
Eric Brown            40   Chairman, CEO, CFO and Director
Ian Brown             37   Secretary, Treasurer and Director


      The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

Eric S. Brown, President/Director
Eric started in the parking industry in 1979 working in his family business. Eric has been responsible for all aspects of the business from parking attendant, daily operations, marketing, financing and consulting. He has owned and operated over 60 parking locations, along with two gas stations. This experience has allowed him to consummate numerous deals with some of the largest parking companies in the world. Eric is responsible for acquisitions, financing, design and construction for all new locations. He oversees the total financial planning and management for each location as well as growth and expansion.

Ian D. Brown Secretary/Treasurer/Director
Ian has over twenty (20) years of experience in the parking industry. Ian has extensive management experience, which he acquired working in the family-owned parking business as in college. Ian has owned and operated over sixty (60) parking locations, along with two gas stations. Due to this experience, Ian oversees all operations from rate structures to growth expansions. Ian monitors all employees and supervisors and trains the staff. He is actively involved with the day-to-day operations and handles payroll duties. He reviews potential acquisitions and coordinates, with management, the planning and preparation to open new facilities.

Kenneth J. Lospenuso, Vice President
Ken has been involved in the parking industry for fifteen (15) years as well as the gas station business for the last four (4) years. He has been responsible for all aspects of the business from parking attendant to supervisor and now Vice President. He is the liaison between landlords and attorneys for all current locations. He oversees all daily auditing and banking duties. He is the primary customer service representative. He is responsible for advertising and marketing as well as improving service. He obtains and manages the Company's insurance, credit, and leasing matters.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers, except that Eric Brown and Ian Brown are brothers.

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On December 1, 2004, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term "Code of Ethics" means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to this Form 10-KSB.

Item 10: Executive Compensation

COMPENSATION SUMMARY

The following table sets forth the compensation earned by our Chief Executive Officer and all of our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

                                                     Long term compensation
                                                     Number of securities
Name and Position                   Year    Salary   Underlying options (2)
-----------------                   ----    ------   ----------------------
Eric Brown, CEO                     2004         -           -

   (1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

   (2) Represents options granted to such executives.

   The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2004

None

COMPENSATION OF DIRECTORS

None

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

In 2004, Eric Brown entered into a three (3) year employment agreement with the Company, as Chief Executive Officer. Pursuant to this employment agreement, Mr. Brown is entitled to $100,000 base salary plus benefits. No other officers or directors have employment agreements with the Company. No salary has been paid under the agreement and we have not accrued any amounts under this agreement.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2004. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

                                               Number of  Nature of   Percent of
  Name and Address of Beneficial Owner (1)      Shares    Ownership    Class(2)
--------------------------------------------  ----------  ----------  ----------
Common Stock
Eric Brown(3)                                    975,000  Beneficial       14.3%
Ian Brown                                              0                      0%
Jeffrey Klein                                      9,000  Record             <1%
Adam Wasserman                                    34,000  Record             <1%

All Directors and Officers as                  1,018,000                  15.26%
a Group
Other Beneficial 5% Owners
Discount Management, LLC (4)(5)                1,575,000  Record           21.8%
Signature Management, LLC (4)(6)                 975,000  Record           14.3%
Michelle Tucker and affiliates (7)             3,592,090  Record/Ben  .    36.5%

Class B Preferred Stock (4)
Discount Management, LLC (3)                      33,750  Record             50%
Signature Management, LLC (8)                     33,750  Record             50%

All Directors and Officers as a Group             67,500                    100%

(1) The address is c/o of the Company, 1369 Madison Avenue, Suite 432, New York, NY 10128.

(2) Based on 6,426,567 shares of common stock outstanding as of December 31, 2004 excluding shares of Class B Preferred each convertible into 100 shares of common stock. Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Company's knowledge. Shares of Common Stock subject to warrant that are currently exercisable or exercisable within 60 days of September 13, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Signature Management, LLC is a limited liability company controlled jointly by Eric Brown and a trust of which Eric Brown is the trustee. Eric Brown is an officer and director of the Company. This should not be construed as an admission that such person is, for the purposes of 13(d) of the Exchange Act, a beneficial of any securities shown.

(4) Each Class B Preferred share is convertible into 100 shares of Common Stock upon certain restrictions and subject to all or partial cancellation on April 15, 2005. The conditions precedent to convert any of the shares of Class B Preferred have not been met as of the date hereof and there can be no assurance that such conditions precedent will be met as of 60 days from the date hereof. Prior to April 15, 2005, the shares of Class B Preferred stock can be voted as if converted into shares of Common Stock, notwithstanding certain restrictions on such shares.

(5) Includes 400,000 shares of Common Stock currently issuable upon the exercise of warrants at an exercise price of $0.30 per share and 400,000 shares of Common Stock currently issuable upon the exercise of warrants at an exercise price of $0.40 per share.

(6) Includes 200,000 shares of Common Stock currently issuable upon the exercise of warrants at an exercise price of $0.30 per share and 200,000 shares of Common Stock currently issuable upon the exercise of warrants at an exercise price of $0.40 per share.

(7) Includes 507,315 shares of Common Stock currently issuable upon the exercise of warrants at an exercise price of $0.30 per share and 507,315 shares of Common Stock currently issuable upon the exercise of warrants at an exercise price of $0.40 per share and includes 714,063 shares of Common Stock issuable upon the conversion of an outstanding convertible bond.

(8) Discount Management, LLC is beneficially owned by two trusts of which the beneficiaries are the immediate families of Eric Brown and Ian Brown. This should not be construed as an admission that such person is, for the purposes of 13(d) of the Exchange Act, a beneficial of any securities shown.

Item 12: Certain Relationships and Related Transactions

The Company uses the services of a related entity to perform management services for its subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts, paid certain expenses, and provided other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the year ended December 31, 2004 the company was charged $566,745 in management fees for these services.

Item 13: Exhibits, Financial Statements, and Reports on Form 8-K

The following documents are filed as a part of this Report:

1.    Financial Statements

The following consolidated financial statements of Explorations Group, Inc., and Subsidiaries, and the Independent Auditors' Reports issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Certified Public Accountants
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

   Exhibit        Contents
   31             Certification of Chief Executive Officer and Chief Financial
                  Officer, as required by Rule 13a-14(a) of the Securities
                  Exchange Act of 1934
   32             Certification of Chief Executive Officer and Chief Financial
                  Officer, as required by Rule 13a-14(b) of the Securities
                  Exchange Act of 1934
   99             Code of Ethics

3. Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Liebman Goldberg & Drogin, LLP for the audit of the Company's annual financial statements for 2004 and 2003 and billed for other services rendered by Salberg & Company, PA.

                              2004        2003
Audit fees, including fees
paid in 2003 for services
performed in 2004 and
excluding audit related fees

All other fees                  -          -
Audit related                   -          -
Other non-audit                 -          -
Services                        -          -
Total all other fees            -          -
Total                        $13,500    $17,185


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATIONS GROUP, INC.
(Registrant)

By /s/ Eric Brown
   --------------------------------
  (Eric Brown, Chief Executive
  Officer, Chief Financial Officer,
  President and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

--------------------------------------------------------------------------------
Signature                      Title                            Date
--------------------------------------------------------------------------------
/s/ Eric Brown                 Chief Executive Officer,         July 31, 2006
-------------------------      Chief Financial Officer
(Eric Brown)                   President and Director

EXHIBIT INDEX

   Exhibit        Contents
   31             Certification of Chief Executive Officer and Chief Financial
                  Officer, as required by Rule 13a-14(a) of the Securities
                  Exchange Act of 1934
   32             Certification of Chief Executive Officer and Chief Financial
                  Officer, as required by Rule 13a-14(b) of the Securities
                  Exchange Act of 1934
   99             Code of Ethics