Form 10KSB/A
period 2004-12-31
EXPLORATIONS GROUP INC
filed 2006-08-04
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .

EXPLORATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1089222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

YES ☐     NO ☒

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year: $1,209,353.

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

None

This amendment to the Annual Report of Explorations Group, Inc. (the “Company”) filed on Form 10-KSB for the year ended December 31, 2004, originally filed on August 1, 2006, is being filed in order to provide the Report of Independent Registered Public Accounting Firm which was inadvertently not included in the original Form 10-KSB.

Item 7: Financial Statements

LIEBMAN GOLDBERG & DROGIN, LLP
Certified Public Accountants
595 Stewart Avenue, Suite 420
Garden City, New York 11530
Tel (516) 228-6600
Fax (516) 228-6664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Explorations Group, Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of Explorations Group, Inc., as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standard of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and cash flows for the fiscal year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no material revenues, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liebman Goldberg & Drogin LLP
Liebman Goldberg & Drogin LLP
Garden City, New York, NY
May 31, 2006

EXPLORATIONS GROUP, INC.

BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$211

Property and equipment, net of accumulated depreciation of $ 132	1,454

Other assets:
Due from related parties	84,154
Security deposits	59,000
Total assets	$144,819

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Convertible bond payable	$25,000
Accounts payable	17,828
Sales tax payable	122,720
Accrued expenses and taxes payable	600,849

Total current liabilities	766,397

Long-term liabilities:
Security deposit payable	15,000
Total liabilities	781,397

Commitments and contingencies

Stockholders' deficit:
Preferred stock - A	-
Preferred stock - B	675
Common stock	79,445
Common stock - issuable	201
Additional paid-in capital	1,034,560
Accumulated deficit	(1,751,459)
Total stockholder's deficit	(636,578)

Total liabilities and stockholder's deficit	$144,819

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004

	Sales	Cost of Sales	Gross Profit

Parking Revenue	$730,355	$696,614	$33,741

License Fee Income			368,000
Management Fee			12,290
Other income			98,708
Total income			512,739

Expenses:
Personnel			76,595
General and administrative			1,329,294
Total expenses			1,405,889

Loss before provision for income taxes			(893,150)

Provision for income taxes			(16,665)

Loss before discontinued operations			(909,815)

Loss from spin-off of discontinued operations			159,559

Loss from discontinued operations			36,130

Loss from discontinued operations			195,689

Net loss			$(1,105,504)

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004

Cash Flows From Operating Activities:

Net loss		$(1,105,504)
Adjustments to reconcile net loss from operations to
net cash used in operating activities:

Loss from discontinued operations		195,689
Depreciation		132
Stock based compensation		333,369
Bad debt expense		70,611
Settlement income		(14,400)

Changes in assets and liabilities:
Other current assets		68,045
Other assets		74,000
Accounts payable		136,548
Accrued expenses		199,849
Advanced parking fee revenues		(10,000)
Due to landlords		(212,000)
Deferred rent		(76,000)
Income taxes payable		(137,000)

Net Cash Used In Operating Activities		(476,661)

Cash Flows from Investing Activities:

Purchase of property and equipment		(1,586)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible bond		25,000
Issuance of common stock		556,612
Payments to related parties		(84,154)
Offering costs paid		(27,000)

Net Cash Provided By Financing Activities		470,458

Net Decrease in Cash		(7,789)

Cash - Beginning of Year		8,000

Cash - End of Year		$211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid During the Year for Interest and Taxes:
Income taxes	$
Interest	$

Non-cash Investing and Financing Activities:
Common stock issued for debt		$308,400

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
DECEMBER 31, 2004

	Convertible Preferred Stock A		Convertible Preferred Stock B		Common Stock $.01 Par Value		Common Stock Issuable $.01 Par Value		Additional Paid-in	Accumulated	Total Stock-holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2003	-	$-	67,500	$675	750,000	$7,500	-	$-	$(8,175)	$(645,955)	$(645,955)

Recapitalization of company	23,536	235	-	-	3,293,567	32,936	13,111	131	131,810	-	165,112

Sale of common stock, net	-	-	-	-	1,340,000	13,400	-	-	321,600	-	335,000

Offering costs paid	-	-	-	-	-	-	-	-	(27,000)	-	(27,000)

Common stock issued for services	-	-	-	-	155,000	1,550	7,000	70	38,880	-	40,500

Common stock issued for debt	-	-	-	-	888,000	8,880	-	-	299,520	-	308,400

Conversion of stock	(23,536)	(235)	-	-	470,720	235	-	-		-	-

Common stock issued for services	-	-	-	-	90,000	900	-	-	35,100	-	36,000

Common stock issued for services	-	-	-	-	100,000	1,000	-	-	35,000	-	36,000

Common stock issued for services	-	-	-	-	26,000	260	-	-	4,940	-	5,200

Common stock issued for services	-	-	-	-	100,846	1,008	-	-	19,161	-	20,169

Common stock issued for services	-	-	-	-	380,500	3,805	-	-	72,295	-	76,100

Common stock issued for services	-	-	-	-	380,500	3,805	-	-	72,295	-	76,100

Common stock issued for services	-	-	-	-	8,250	83	-	-	1,567	-	1,650

Common stock issued for services	-	-	-	-	8,250	83	-	-	1,567	-	1,650

Common stock issued for services	-	-	-	-	200,000	2,000	-	-	18,000	-	20,000

Common stock issued for services	-	-	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	-	-	100,000	1,000	-	-	9,000	-	10,000

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	-	-	(1,105,504)	(1,105,504)

Balance at December 31, 2004	-	$-	67,500	$675	8,391,633	$79,445	20,111	$201	$1,034,560	$(1,751,459)	$(636,578)

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.             Summary of significant accounting policies:

General:

On September 9, 2004, Explorations Group, Inc. (the "Company"), acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation (“Parking Pro”).

Parking Pro was formed in the State of New York on May 25, 2004. The Company and its subsidiaries operate and lease public parking garages located in New York City and the surrounding area. On July 20, 2004, the Company issued 3,000 shares of common stock to acquire all of the outstanding shares of three affiliated companies: Big Scherm Corp. (“Big Scherm”), Chiefs Management Corp. (“Chiefs”) and NYC Parking Services Corp. (“NYC”). The acquisitions were treated as a merger of businesses under common control and accounted for in a manner similar to a pooling of interests.

The financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying statements, the Company has negative working capital and a capital deficiency. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

2.            Reorganization:

On July 29, 2004 the Company executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $.01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares.” Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. The restrictions shall be removed from the Restricted Shares held by the shareholders on a pro rata basis. In the event that on February 15, 2005 any restricted shares remain, all such shares shall be deemed cancelled.

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

Year ending December 31,	Amount

2005	$286,000
2006	288,000
2007	60,000

$634,000

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

7.            Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 636,578 and a working capital deficit of $ 766,186 at December 31, 2004. The Company had a net loss of $ 1,105,504 and used $ 476,661 for operations during the year ended December 31, 2004. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

8.            Commitments and contingencies:

The Internal Revenue Service has a federal tax lien against all of the property and rights to the property of Big Scherm’s, Chiefs and NYC’s former parent, Smart Parking, Inc., for unpaid federal withholding taxes for the years ended December 31, 1999 and 2000.

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

Signature	Title	Date

/s/ Eric Brown	Chief Executive Officer,	August 3, 2006
(Eric Brown)	Chief Financial Officer President and Director

/s/ Ian Brown	Director	August 3, 2006
(Ian Brown)