Form 10QSB
period 2005-03-31
EXPLORATIONS GROUP INC
filed 2006-10-13
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                            EXPLORATIONS GROUP, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     65-1089222
-----------------------------------    -----------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No)
or incorporation or organization)

                               34 Fifteenth Street
                               Brooklyn, NY 11215
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (212) 722-4424

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on October 8, 2006 was 9,515,869

    Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY

                                      INDEX

Part I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements:

Balance Sheet at March 31, 2005                                               4

Consolidated Statement of Operations                                          6

Consolidated Statement of Cash Flows                                          7

Notes to Unaudited Financial Statements                                       8

Item 2.  Management's Discussion and Analysis                                14

Item 3.  Controls and Procedures                                             17

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   20

Certifications                                                               21

                           FORWARD LOOKING STATEMENTS

This report may include forward-looking statements. Explorations Group, Inc. and subsidiaries (the "Company") has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases, or the negative thereof. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                            EXPLORATIONS GROUP, INC.

                                  BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS

Current assets:
        Cash and cash equivalents                                             $       135

                                                                              -----------

Property and equipment, net of accumulated
        depreciation of $ 165                                                       1,421

Other assets:
        Due from related parties                                                   81,554
        Security deposits                                                          59,000
                                                                              -----------
                           Total assets                                       $   142,110
                                                                              ===========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
        Convertible bond payable                                              $    25,000
        Accounts payable                                                           17,829
        Sales tax payable                                                         122,720

        Accrued expenses and taxes payable                                        582,349
                                                                              -----------

                           Total current liabilities                              747,898

Long-term liabilities:
        Security deposit payable                                                   93,996
                                                                              -----------

                                                                              -----------
                           Total liabilities                                      841,894
                                                                              -----------

Commitments and contingencies

Stockholders' deficit:
        Preferred stock - B                                                           675
        Common stock                                                              102,659
        Common stock - issuable                                                       201
        Additional paid-in capital                                              1,198,770
        Accumulated deficit                                                    (2,002,089)
                                                                              -----------
                           Total stockholder's deficit                           (699,784)
                                                                              -----------

                           Total liabilities and stockholder's deficit        $   142,110
                                                                              ===========

                    Explorations Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                 For The Three Months Ended
                                          March 31,
                               --------------------------------
                                     2005              2004
                               --------------    --------------

Revenues
  Parking                      $       72,756    $           --
  Other                                21,240            44,502
                               --------------    --------------

Total Revenues                         93,996            44,502
                               --------------    --------------

Operating Expenses
  Costs of parking                    125,422                --
  General and administrative           31,780            94,291
  Professional fees                   187,424            22,280
                               --------------    --------------

Total Operating Expenses              344,626           116,571
                               --------------    --------------

(Loss) from operations               (250,630)          (72,069)
                               --------------    --------------

Other Income (Expense)
    Interest expense                       --            (3,165)
                               --------------    --------------

Net Loss                       $     (250,630)   $      (75,234)
                               ==============    ==============

                    Explorations Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                 For The Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                    2005              2004
                                               --------------    --------------

Cash Flows From Operating Activities:
Net Loss                                       $     (250,630)   $      (75,234)
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
  Depreciation                                             33               644
  Stock based compensation                            187,425            15,119
                                                                 --------------
Changes in assets and liabilities:
  Accounts receivable                                      --               514
  Other current assets                                     --           (11,408)
  Other assets                                          2,600                --
  Accrued expenses                                     60,496            20,008
  Other payables                                           --            (3,661)
  Unearned revenue                                         --             2,181
                                               --------------    --------------

Net Cash (Used In) Operating Activities                   (76)          (51,837)
                                               --------------    --------------

Cash Flows from Financing Activities:
                                               --------------    --------------
  Advances from related parties                            --            74,702
  Payments to related parties                              --           (25,334)
                                               --------------    --------------

                                               --------------    --------------
Net Cash Provided By Financing Activities                  --            49,368
                                               --------------    --------------

Net (Decrease) in Cash                                    (76)           (2,469)

Cash - Beginning of Year                                  211             4,667
                                               --------------    --------------

Cash - End of Period                           $          135    $        2,198
                                               ==============    ==============

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            EXPLORATIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

t 0 0 financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying statements, the Company has negative working capital and a capital deficiency. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company's operations.

Basis of consolidation:

The financial statements are prepared using the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and account balances have been eliminated upon consolidation.

Cash and cash equivalents:

Cash and cash equivalents include cash on hand and in the banks. They are carried at cost, which approximates fair market value.

                            EXPLORATIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1. Summary of significant accounting policies (continued):

Concentration of credit risk:

The Company maintains its cash in bank deposit accounts at high credit, quality financial institutions. The balances, at times, may exceed federally insured limits.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Income (Expense).

Depreciation is provided over the estimated useful lives of the assets involved using the straight-line or accelerated methods.

Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the period ended March 31, 2005.

Income taxes:

The Company files a consolidated federal income tax return. The tax return is prepared using the same method of accounting that is used for the preparation of the financial statements.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            EXPLORATIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1.  Summary of significant accounting policies (continued):

Revenue recognition:

Parking revenue from monthly customers is recognized as per the terms of the underlying contracts, usually on a monthly basis. Parking revenue from transient customers is recognized when received.

2.  Reorganization:

On July 29, 2004 the Company executed a reorganization agreement (the "Agreement") with Explorations Group, Inc. ("Explorations"). Under the terms of the Agreement, the Company's shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company's shareholders, 6,000,000 shares shall be designated as "Restricted Shares". Upon the Company's acquisition of interests in other parking facilities (a "Facility") either owned or operated by affiliates of the Company or third parties (a "Facility Acquisition"), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($100) dollars in annualized earnings before interest, taxes, depreciation and amortization ("EBITDA ") acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. The restrictions shall be removed from the Restricted Shares held by the shareholders on a pro rata basis.

3.  Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the period ended March 31, 2005 the company did not pay any management fees.

4.  License agreement:

On April 28, 2000, a subsidiary entered into a license agreement for a five year term, commencing May 1, 2000, to provide a third party with the right to park its vehicles on a lot that is leased by the Chiefs. The license agreement called for the third party to pay all of the expenses related to this property through September 30, 2005.

                            EXPLORATIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

5.  Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

                  Period ending
                      March 31,                           Amount
                  --------------                        ---------
                       2006                             $ 286,500
                       2007                                276,000
                                                        ---------
                                                        $ 562,500
                                                        =========

6. Common stock:

During the first quarter of 2005 the Company issued 1,874,236 shares of common stock for business services rendered. The Company valued these common shares at the fair market value on the date of grant of $0.10 per share or $187,424 based on the quoted trading price and recorded stock based compensation of said amount.

7.  Income taxes:

Due to a net loss, there is no current income tax provision for the period ended March 31, 2005.

The tax provision for income taxes differs from the "expected" tax expense for the year ended December 31, 2005, computed by applying a federal corporation tax rate of 34% as follows:

               Computed "expected" tax expense            $       (75,277)
               Valuation allowance                                 75,277
                                                          ---------------
                                                          $         - 0 -
                                                          ===============

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

               Tax benefit of net operating loss
                    carryforward                             $      700,000
                                                             --------------
               Gross deferred tax asset                             700,000
               Valuation allowance                                 (700,000)
                                                             --------------
               Net deferred tax asset                        $        - 0 -
                                                             ==============

                            EXPLORATIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

7.  Income taxes (continued):

As of March 31, 2005, the Company has a net operating loss carryforward of approximately $2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

In assessing the possibility of being able to use the deferred tax assets, management must consider whether it is more likely than not that the Company will generate taxable income in excess of these losses. Due to the Company's reorganization and the ceasing of operations, except for consulting activities, it is more likely than not that the benefit of the deferred tax asset will never be realized.

8.  Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $699,784 and a working capital deficit of $747,763 at March 31, 2005. The Company had a net loss of $250,630 and operations used cash in the amount of $ 76 during the period ended March 31, 2005. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

9.  Commitments and contingencies:

The Internal Revenue Service has a federal tax lien against all of the property and rights to the property of Big Scherm's, Chiefs and NYC's former parent, Smart Parking, Inc., for unpaid federal withholding taxes for the years ended December 31, 1999 and 2000.

On August 30, 2004, the Company entered into an employment agreement with its Chief Executive Officer/President. On August 30, 2004, Parking Pro entered into an employment agreement with its Vice President. Both agreements expire on August 29, 2007, unless terminated earlier in accordance with the terms of the agreement. For their services, each will receive an annual base compensation of $ 25,000. The compensation could increase from time to

                            EXPLORATIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

9.  Commitments and contingencies (continued):

time if the Company achieves certain financial thresholds calculated as the Company's earnings before interest, income taxes, depreciation and amortization, as set forth below ("EBITDA Trigger"). The EBITDA Trigger will be calculated quarterly by annualizing the year-to-date EBITDA reported on the Company's quarterly filings with the Securities and Exchange Commission.

                     EBITDA
                     Trigger                                 Compensation
                  --------------                          --------------------
               $    1,200,000                          $        100,000
               $    1,500,000                          $        150,000
               $    2,000,000                          $        250,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

During 2004, the Company decided to pursue a new business direction and on September 9, 2004, the "Company acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation ("Parking Pro"). Parking Pro was formed in May, 2004, for the principal purpose of acquiring and managing parking lots and garages in New York City and surrounding areas. As of the date hereof, Parking Pro, through the ownership of three wholly-owned subsidiary corporations ("Subsidiary" or "Subsidiaries"), operates three (3) parking facilities in New York City which they lease from non-affiliated property owners.

As of September 9, 2004, the business of Parking Pro, operating three (3) parking garages in New York City, became the Company's sole operating business. As of March 31, 2005, the Company operated two parking garages in New York City.

Critical accounting policies and estimates:

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates we use to prepare the consolidated financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Explorations Group Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant inter company transactions have been eliminated.

Functional currency - The currency of the primary economic environment in which we operate are conducted is the U.S. dollar, which is used as the Company's functional and reporting currency.

Cash - We maintain cash in bank accounts which may, at times, exceed federally insured limits. We have not experienced any loss on these accounts.

Accounts receivables - Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

Property and equipment - Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible assets - Intangible assets are carried at cost less accumulated amortization. Amortization is computed on the straight-line method over the ten-year estimated useful life of the assets. We periodically review the carrying value of our intangible assets to determine whether impairment may exist. We consider relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as any deficiency in the amount of estimated fair value of the intangible assets over carrying value.

Revenue Recognition - The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Under SAB No.104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and as adopted by the Company commencing January 1, 2006.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004.

Revenues

For the three month period ended March 31, 2005, our revenues were a total of $93,996 as compared to $44,502 for the compared period in 2004, an increase of 47.4%.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended March 31, 2005, our operating expenses were $344,626 as compared to $116,571 for the comparable period in 2004, an increase of 33.8%. The increase was primarily associated with the increased professional fees related to operating a public company.

Other Expenses

Our other expenses are comprised of interests cost. For the three month period ended March 31, 2005, our other expenses were $0 as compared to $3,165 for the comparable period in 2004.

Net Profit (Loss)

Our net loss is computed as our total revenues less expenses. For the three month period ended March 31, 2005, our net loss was $250,630 as compared to $75,234 in the same period in 2004. The increase is primarily attributed to the increased costs associated with operating a public company.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2004 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

In the event that we require additional capital, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we may potentially not be able to continue business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of March 31, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

      Exhibits

      31 Certification of Principal Executive Officer and Principal Financial Accounting Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

      32 Certification of Principal Executive Officer and Principal Financial Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Signature          Capacity                                  Date

                      Chief Executive Officer, President
   /s/ Eric Brown     (and Principal Financial Accounting       October 12, 2006
   --------------     Officer)