Form 10QSB
period 2005-06-30
EXPLORATIONS GROUP INC
filed 2006-10-23
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.


                            EXPLORATIONS GROUP, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          DELAWARE                                                        65-1089222
-----------------------------------------------------------------------     -----------------------------------------
(State or other jurisdiction or incorporation or organization)                 (I.R.S. Employer Identification No)


                               34 Fifteenth Street
                               Brooklyn, NY 11215
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (212) 722-4424

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes|_| No |X|

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on October 20, 2006 was 9,515,869

    Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                  Page

Item 1.  Financial Statements:

Balance Sheet at June 30, 2005                                                    4

Consolidated Statement of Operations                                              6

Consolidated Statement of Cash Flows                                              8

Notes to Unaudited Financial Statements                                          10

Item 2.  Management's Discussion and Analysis                                    15

Item 3.  Controls and Procedures                                                 18

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             19

Item 3.  Defaults upon Senior Securities                                         20

Item 4.  Submission of Matters to a Vote of Security Holders                     20

Item 5.  Other Information                                                       20

Item 6.  Exhibits and Reports on Form 8-K                                        20

Signatures                                                                       21

Certifications                                                                   21

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

                            EXPLORATIONS GROUP, INC.

                                  BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS
                                     ------

Current assets:
        Cash and cash equivalents                             $     7,933

                                                              -----------

Property and equipment, net of accumulated
        depreciation of $ 132                                       1,388

Other assets:
        Due from related parties                                   84,154
        Security deposits                                          59,000
                                                              -----------
                           Total assets                       $   152,475
                                                              ===========


                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

Current liabilities:
        Convertible bond payable                              $    25,000
        Accounts payable                                           17,579
        Sales tax payable                                         122,720

        Accrued expenses and taxes payable                        600,849
                                                              -----------

                           Total current liabilities              766,148

Long-term liabilities:
        Security deposit payable                                   56,842
                                                              -----------

                                                              -----------
                           Total liabilities                      822,990
                                                              -----------

Commitments and contingencies

Stockholders' deficit:
        Preferred stock - A                                            --
        Preferred stock - B                                           675
        Common stock                                              102,659
        Common stock - issuable                                       201
        Additional paid-in capital                              1,198,770
        Accumulated deficit                                    (1,972,820)
                                                              -----------
                           Total stockholder's deficit           (670,515)
                                                              -----------

                           Total liabilities and
                           stockholder's deficit              $   152,475
                                                              ===========

                    Explorations Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                For The Three Months Ended   For The Six Months Ended
                                         June 30,                    June 30,
                               --------------------------    -----------    -----------
                                  2005           2004           2005           2004
                               -----------    -----------    -----------    -----------
Revenues
  Parking                      $       140    $    60,044    $    69,996    $   104,546
  Other                                 --             --         24,140             --
                               -----------    -----------    -----------    -----------

Total Revenues                         140         60,044         94,136        104,546
                               -----------    -----------    -----------    -----------

Operating Expenses
  Costs of parking                  35,205             --        160,627             --
  General and administrative           709        112,840         32,489        207,131
  Professional fees                     --         21,222        187,424         43,502
                               -----------    -----------    -----------    -----------

Total Operating Expenses            35,914        134,062        380,540        250,633
                               -----------    -----------    -----------    -----------

(Loss) from operations             (35,774)       (74,018)      (286,404)      (146,087)

Other Income (Expense)
    Interest expense                    --        (29,222)            --        (32,387)
                               -----------    -----------    -----------    -----------
                               -----------    -----------    -----------    -----------
Net Loss                       $   (35,774)   $  (103,240)   $  (286,404)   $  (178,474)
                               ===========    ===========    ===========    ===========

                    Explorations Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For The Six Months Ended
                                                                   June 30,
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
Cash Flows From Operating Activities:
Net Loss from operations                                 $  (286,404)   $  (178,474)
  Adjustments to reconcile net loss from operations to
    net cash (used in) operating activities:
  Depreciation                                                    66          1,290
  Stock based compensation                                   187,425         26,279
  Beneficial interest in convertible bond                         --         25,000

Changes in assets and liabilities:
  Accounts receivable                                             --            699
  Other current assets                                            --         (1,041)
  Other assets                                                (1,470)            --
  Accrued expenses                                           (19,240)        46,207
  Other payables                                             119,412          7,269
  Unearned revenue                                                --         (1,667)
                                                         -----------    -----------

Net Cash (Used In) Operating Activities                         (211)       (74,438)
                                                         -----------    -----------

Cash Flows from Financing Activities:
  Advances from related parties                                   --         95,201
  Payments to related parties                                     --        (25,334)
                                                         -----------    -----------

                                                         -----------    -----------
Net Cash Provided By Financing Activities                         --         69,867
                                                         -----------    -----------

Net (Decrease) in Cash                                          (211)        (4,571)

Cash - Beginning of Year                                         211          4,667
                                                         -----------    -----------

Cash - End of Period                                              $-    $        96
                                                         ===========    ===========

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

      Advertising costs:

      The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the period ended June 30, 2005.

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

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2.    Reorganization:

      On July 29, 2004 the Company executed a reorganization agreement (the "Agreement") with Explorations Group, Inc. ("Explorations"). Under the terms of the Agreement, the Company's shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company's shareholders, 6,000,000 shares shall be designated as "Restricted Shares". Upon the Company's acquisition of interests in other parking facilities (a "Facility") either owned or operated by affiliates of the Company or third parties (a "Facility Acquisition"), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization ("EBITDA ") acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. The restrictions shall be removed from the Restricted Shares held by the shareholders on a pro rata basis.

3.    Related party transactions:

      The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the period ended June 30, 2005 the company did not pay any management fees.

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

5.    Management agreement:

      On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

           Period ending
              June 30,                                  Amount
              --------                                --------
               2006                                   $ 287,000
               2007                                     204,000
                                                      ---------
                                                      $ 491,000

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


6.       Common stock:

      During the first quarter of 2005 the Company issued 1,874,236 shares of common stock for business services rendered. The Company valued these common shares at the fair market value on the date of grant of $ 0.10 per share or $ 187,424 based on the quoted trading price and recorded stock based compensation of said amount.

7.    Income taxes:

      Due to a net loss, there is no current income tax provision for the period ended June 30, 2005.

      The tax provision for income taxes differs from the "expected" tax expense for the period ended June 30, 2005, computed by applying a federal corporation tax rate of 34% as follows:

      -----------------------------------------------------------
      Computed "expected" tax expense            $       (75,277)
      -----------------------------------------------------------
      Valuation allowance                                 75,277
      -----------------------------------------------------------
                                                 $         - 0 -
      -----------------------------------------------------------


      The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

       -------------------------------------------------------------
       Tax benefit of net operating loss             $      700,000
           carryforward
       -------------------------------------------------------------
       Gross deferred tax asset                             700,000
       -------------------------------------------------------------
       Valuation allowance                                 (700,000)
      --------------------------------------------------------------
       Net deferred tax asset                        $       - 0 -
      --------------------------------------------------------------

      As of June 30, 2005, the Company has a net operating loss carryforward of approximately $ 2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

                            EXPLORATIONS GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



8.    Going concern:

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 735,558 and a working capital deficit of $ 747,396 at June 30, 2005. The Company had a net loss of $ 286,404 and operations used cash in the amount of $ 211 during the period ended June 30, 2005. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

9.    Commitments and contingencies:

      The Internal Revenue Service has a federal tax lien against all of the property and rights to the property of Big Scherm's, Chiefs and NYC's former parent, Smart Parking, Inc., for unpaid federal withholding taxes for the years ended December 31, 1999 and 2000.

      On August 30, 2004, the Company entered into an employment agreement with its Chief Executive Officer/President. On August 30, 2004, Parking Pro entered into an employment agreement with its Vice President. Both agreements expire on August 29, 2007, unless terminated earlier in accordance with the terms of the agreement. For their services, each will receive an annual base compensation of $ 25,000. The compensation could increase from time to time if the Company achieves certain financial thresholds calculated as the Company's earnings before interest, income taxes, depreciation and amortization, as set forth below ("EBITDA Trigger"). The EBITDA Trigger will be calculated quarterly by annualizing the year-to-date EBITDA reported on the Company's quarterly filings with the Securities and Exchange Commission.


      -------------------------------------------------------------
            EBITDA
            Trigger                                Compensation
      -------------------------------------------------------------
      $    1,200,000                          $        100,000
      -------------------------------------------------------------
      $    1,500,000                          $        150,000
      -------------------------------------------------------------
      $    2,000,000                          $        250,000
      -------------------------------------------------------------

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company's sole operating business. As of June 30, 2005, the Company operated one parking garage in New York City.

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

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statement

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004 AND SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

Revenues

For the three month period ended June 30, 2005, our revenues were a total of $140 as compared to $60,044 for the comparable period in 2004, an decrease of 99%. The large decrease in revenues was a result of the expiration of the lease for one of the Company's two parking facilities and the failure of the subtenant of the Company's remaining subtenant to timely make monthly payments to the Company.

For the six month period ended June 30, 2005, our revenues were a total of $94,136 as compared to $104,546 for the comparable period in 2004, a decrease of 10%. The decrease in revenues was a result of the expiration of the lease for one of the Company's two parking facilities and the failure of the subtenant of the Company's remaining subtenant to timely make monthly payments to the Company during the three month period ended June 30, 2005.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended June 30, 2005, our operating expenses were $35,914 as compared to $134,062 for the comparable period in 2004, a decrease of 73%. The decrease in operation expenses was primarily associated with the expiration of the lease for one of the Company's two parking facilities and the subleasing of the Company's one remaining parking facility.

For the six month period ended June 30, 2005, our operating expenses were $380,540 as compared to $250,633 for the comparable period in 2004, an increase of 66%. The increase was primarily associated with the increased professional fees related to operating a public company.

Other Expenses

Our other expenses are comprised of interests cost. For the three month period ended June 30, 2005, our other expenses were $0 as compared to $29,222 for the comparable period in 2004. For the six month period ended June 30, 2005, our other expenses were $0 as compared to $32,387 for the comparable period in 2004.

Net Profit (Loss)

Our net loss is computed as our total revenues less expenses. For the three month period ended June 30, 2005, our net loss was $35,774 as compared to $103,240 in the same period in 2004, a decrease of 65%. The decrease in net loss is primarily attributed to the increased costs associated with operating a public company which were expended during 2004. For the six month period ended June 30, 2005, our net loss was $286,404 as compared to $178,474 in the same period in 2004, an increase of 60%. This increase is primarily the result of expenses incurred in the first three months of 2005 associated with operating a public company and payments to consultants made in the form of equity.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      Signature          Capacity                               Date

      /s/ Eric Brown     Chief Executive Officer, President
      --------------    (and Principal Financial Accounting     October 20, 2006
                         Officer)