Form 10QSB
period 2005-09-30
EXPLORATIONS GROUP INC
filed 2006-11-02
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                            EXPLORATIONS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      65-1089222
(State or other jurisdiction or              (I.R.S. Employer Identification No)
 incorporation or organization)

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

      The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on October _____, 2006 was 9,515,869

    Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                     EXPLORATIONS GROUP, INC. AND SUBSIDIARY

                                      INDEX
                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Balance Sheet at September 30, 2005                                            4
Consolidated Statement of Operations                                           6
Consolidated Statement of Cash Flows                                           8
Notes to Unaudited Financial Statements                                       10
Item 2. Management's Discussion and Analysis                                  15
Item 3. Controls and Procedures                                               18
Part II. OTHER INFORMATION
Item 1. Legal Proceedings                                                     19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           19
Item 3. Defaults upon Senior Securities                                       20
Item 4. Submission of Matters to a Vote of Security Holders                   20
Item 5. Other Information                                                     20
Item 6. Exhibits and Reports on Form 8-K                                      20
Signatures                                                                    21
Certifications                                                                21

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

                            EXPLORATIONS GROUP, INC.

                                  BALANCE SHEET
                               SEPTEMBER 30, 2005

                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $     3,803
Property and equipment, net of accumulated
  depreciation of $ 231                                                   1,355
Other assets:
  Due from related parties                                               77,569
  Security deposits                                                      59,000
                                                                    -----------
    Total assets                                                    $   141,727
                                                                    ===========
                      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
  Convertible bond payable                                          $    25,000
  Accounts payable                                                       17,829
  Sales tax payable                                                     122,720
  Accrued expenses and taxes payable                                    581,609
                                                                    -----------
    Total current liabilities                                           747,158
Long-term liabilities:
  Security deposit payable                                              121,119
                                                                    -----------
    Total liabilities                                                   868,277
                                                                    -----------
Commitments and contingencies
Stockholders' deficit:
  Preferred stock - B                                                       675
  Common stock                                                          102,659
  Common stock - issuable                                                   201
  Additional paid-in capital                                          1,198,770
  Accumulated deficit                                                (2,028,855)
                                                                    -----------
    Total stockholder's deficit                                        (726,550)
                                                                    -----------
    Total liabilities and stockholder's deficit                     $   141,727
                                                                    ===========

                    Explorations Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           For The                For The
                                                      Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                     -------------------   ----------------------
                                                       2005       2004        2005        2004
                                                     -------   ---------   ---------   ----------
Revenues
  Parking                                            $16,298   $ 194,674   $  86,295   $  555,040
  Management contract revenues and license fees           --     100,125          --      300,375
  Other                                                   --          --      24,140           25
                                                     -------   ---------   ---------   ----------
Total Revenues                                        16,298     294,799     110,435      855,440
                                                     -------   ---------   ---------   ----------
Operating Expenses
  Costs of parking                                        --     153,401     160,628      426,422
  Costs of management contracts and licensing fees        --      73,558          --      220,541
  Management fees                                         --     365,695          --      580,353
  Bad debt expense                                        --      41,294          --       41,294
  General and administrative                            (210)     75,306      32,279      118,548
  Professional fees                                    7,500     237,067     194,924      237,067
                                                     -------   ---------   ---------   ----------
Total Operating Expenses                               7,290     946,321     387,831    1,624,225
                                                     -------   ---------   ---------   ----------
(Loss) Income from operations                          9,008    (651,522)   (277,396)    (768,785)
                                                     -------   ---------   ---------   ----------
Other Income (Expense)
    Settlement income                                     --      14,400          --       14,400
    Interest income                                       --       6,682          --        6,682
    Interest expense                                      --      (5,409)         --      (11,115)
                                                     -------   ---------   ---------   ----------
Total Other Income (Expense)                              --      15,673          --        9,967
                                                     -------   ---------   ---------   ----------
(Loss) Income  before Income Tax and Discontinued
  Operations                                           9,008    (635,849)   (277,396)    (758,818)
Provision for Income Taxes                                --     (15,000)         --      (16,365)
                                                     -------   ---------   ---------   ----------
Loss before Discontinued Operations                    9,008    (650,849)   (277,396)    (775,183)
                                                     -------   ---------   ---------   ----------
Discontinued Operations
  Loss from spin-off of subsidiary                        --    (159,559)         --     (159,559)
  Loss from discontinued operations                       --     (36,130)         --      (36,130)
                                                     -------   ---------   ---------   ----------
Loss from Discontinued Operations                         --    (195,689)         --     (195,689)
                                                     -------   ---------   ---------   ----------
Net Loss                                             $ 9,008   $(846,538)  $(277,396)  $ (970,872)
                                                     =======   =========   =========   ==========

                    Explorations Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                 ---------------------
                                                                    2005       2004
                                                                 ---------   ---------
Cash Flows From Operating Activities:
Net Loss from operations                                         $(277,396)  $(970,872)
  Adjustments to reconcile net loss from operations to
    net cash provided by (used in) operating activities:
  Loss from discontrinued operations                                    --     195,689
  Stock based compensation                                         187,425      40,500
  Depreciation                                                          99          --
  Bad debt expense                                                      --      41,294
  Settlement income                                                     --     (14,400)
Changes in assets and liabilities:
  Accounts receivable                                                   --      (2,828)
  Other current assets                                                  --       6,751
  Other assets                                                      11,585      20,625
  Accrued expenses                                                 (24,240)    108,480
  Advanced parking fee revenues                                         --      19,068
  Due to landlords                                                      --       1,744
  Deferred rent                                                         --      (9,742)
  Other payables                                                   106,119     105,784
                                                                 ---------   ---------
Net Cash (Provided by) Used In Continuing Operating Activities       3,592    (457,907)
                                                                 ---------   ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                    --      (1,586)
                                                                 ---------   ---------
Cash Flows from Financing Activities:
  Advances from related parties                                         --     150,000
  Offering costs paid                                                   --     (27,000)
  Proceeds from sale of common stock                                    --     335,000
                                                                 ---------   ---------
Net Cash Provided By (Used in) Financing Activities                     --     458,000
                                                                 ---------   ---------
Net Increase (Decrease) in Cash                                      3,592      (1,493)
Cash - Beginning of Period                                             211       8,000
                                                                 ---------   ---------
Cash - End of Period                                             $   3,803   $   6,507
                                                                 =========   =========

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company's sole operating business. As of September 30, 2005, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND NINE MONTHS ENDED SEPTEMEBER 30, 2005 TO NINE MONTHS ENDED SEPTEMEBER 30, 2004

Revenues

For the three month period ended September 30, 2005, our revenues were a total of $16,298 as compared to $194,674 for the comparable period in 2004, a decrease of 91.7%. The large decrease in revenues was a result of the expiration of the lease for one of the Company's two parking facilities and the failure of the subtenant of the Company's remaining subtenant to timely make monthly payments to the Company.

For the nine month period ended September 30, 2005, our revenues were a total of $86,295 as compared to $555,040 for the comparable period in 2004, a decrease of 84.5%. The decrease in revenues was a result of the expiration of the lease for one of the Company's two parking facilities and the failure of the subtenant of the Company's remaining subtenant to timely make monthly payments to the Company during the three month period ended June 30, 2005.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended September 30, 2005, our operating expenses were $7,290 as compared to $946,321 for the comparable period in 2004, a decrease of over 99%. The decrease in operation expenses was primarily associated with the expiration of the lease for one of the Company's two parking facilities and the subleasing of the Company's one remaining parking facility.

For the nine month period ended September 30, 2005, our operating expenses were $387,831 as compared to $ 1,624,225 for the comparable period in 2004, a decrease of 76.1%. The increase was primarily associated with the increased professional fees related to operating a public company.

Other Expenses

Our other expenses are comprised of interests cost. For the three month period ended September 30, 2005, our other expenses were $0 as compared to $15,673 for the comparable period in 2004. For the nine month period ended September 30, 2005, our other expenses were $0 as compared to $9,967 for the comparable period in 2004.

Net Profit (Loss)

Our net profit (or loss) is computed as our total revenues less expenses. For the three month period ended September 30, 2005, our net profit was $9,008 as compared to a net loss of $846,538 in the same period in 2004, an increase of 99%. The decrease in net loss is primarily attributed to the increased costs associated with operating a public company which were expended during 2004. For the nine month period ended September 30, 2005, our net loss was $277,396 as compared to $970,872 in the same period in 2004, an increase of 71%. This increase is primarily the result of expenses incurred in the first three months of 2005 associated with operating a public company and payments to consultants made in the form of equity.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Signature             Capacity                                  Date
-------------------   ---------------------------------------   ----------------


/s/ Eric Brown        Chief Executive Officer, President (and
-------------------   Principal Financial Accounting Officer)   October 31, 2006