Form 10KSB
period 2005-12-31
EXPLORATIONS GROUP INC
filed 2007-02-02
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

----------

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

YES ☐  NO ☒

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year: $117,982.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on January 24, 2007: 24,528.

Number of shares outstanding of each of the registrant's classes of common stock as of January 24, 2007: Common Stock: 9,515,869

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

As of September 9, 2004, the business of Parking Pro, operating three (3) parking garages in New York City, became the Company’s sole operating business. The acquisition of Parking Pro was accounted for as a reverse acquisition and the remaining discussion of the business of the Company shall be set forth as if Parking Pro had been acquired on January 1, 2004.

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

The Company anticipates the continued growth of the private parking industry due to general trends, which include the following:

• Major long-term industry consolidation through acquisitions.

• Privatization of government-controlled parking, patrolling, ticketing and other related services.

• Outsourcing of ancillary parking services by public and private commercial real estate owners.

•  Changing industry leasing practices to require significant up-front lease payments, which favor well-capitalized operations.

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

The Company has established a successful acquisition strategy, which has resulted in rapid growth in both number of locations and revenues. This strategy depends heavily on management’s ability to identify and integrate acquisitions. Historically, the Company's management has acquired sixty-six (66) parking locations.

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

The Company seeks to reduce redundant overhead costs as well as realize operating improvements such as implementing standardized management practices and management information systems. Over the last several years, the Company’s management has completely re-engineered all of its accounting and operations software and now utilizes a sophisticated software system that generates a range of reports to audit access control systems for the Company's parking facilities. Labor cost is controlled by a decentralized structure of well-trained, highly motivated managers that is complemented by computerized parking and accounting systems.

On the demand side, consolidation is driven by the requirements of large property owners for professional management, increased services, up-front capital investments and superior financial reporting. These parties often outsource parking operations to parking management companies in an effort to maximize profits or leverage the original rental value to a third-party lender.

Operations

The parking facility which we operate is located in Manhattan and is operated under a lease from a third-party landlord. The following table shows the general location, size and remaining lease term for the parking facility:

Location	Capacity	Lease Term Remaining (in years)
Manhattan	200	7

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

Maintenance

At least annually, and when needed on a more frequent basis, the Company’s management services include painting of traffic guides and parking areas, lighting of areas for improved operations and safety, gate maintenance, and electronics upgrade and maintenance. As a result, the Company has, in a short period of time, built an enviable reputation for quality services operating within the demanding and highly competitive New York environment.

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

Intellectual Property

Our intellectual property consists of our trademarks including “Parking Pro.” The Company has not filed applications for registration of any of its trademarks. The Company regards the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws, and contractual restrictions to establish and protect our proprietary rights in products and services.

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

Employees

As of December 31, 2005, the Company employed five (5) full-time employees.

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

Item 2: Properties

Our executive office consists of approximately 1,200 square feet of office space in Brooklyn, New York. This facility is leased on a month to month basis from an affiliate of the Company. We currently do not pay any rent for the use of the office space. The monthly rent is currently $35,700 per annum, and our leased space is still sufficient to cover future growth. We believe that our current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Company’s expansion plan.

In addition, the Company currently leases one parking facility from a third-party landlord with various lease expiration terms, as shown below:

Location	Capacity	Lease Term Remaining (in years)
Manhattan	200	7

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

As of December 31, 2005, there were approximately 100 stockholders of record. The Company believes that it has approximately 150 beneficial stockholders.

The Company's common stock trades Over-The-Counter under the symbol: EXGI.

The following table sets forth the range of high and low bid prices per share of common stock. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

	Common Stock
	High	Low
Quarter ended:
March 31, 2004	1.00	.30
June 30, 2004	.70	.30
September 30, 2004	.50	.30
December 31, 2004	.30	.30
March 31, 2005	.06	.06
June 30, 2005	.10	.06
September 30, 2005	.08	.034
December 31, 2005	.08	.02

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

REVENUES

Our revenue is comprised of parking fees for garages that we operate on our own, license fees or rent payments for garages that we license or sublease to third parties, and management fees that we receive under management agreements. For the year ended December 31, 2005, we generated revenue of $117,982 which consisted of parking fees from customers and management fees, received under the management agreements, entered into with third-party operators, as compared to $1,209,353 for the year ended December 31, 2004. The decrease in revenue is attributed to the closing of two out of the Company’s three parking facilities during 2005.

OPERATING EXPENSES

Our operating expenses are comprised of personnel expenses and general and administrative expense. Our total operating expenses for calendar year 2005 were $297,234, as compared to $1,405,889 for calendar year 2004. Our personnel expenses for the year ended December 31, 2005 were $70,000, which were salaries accrued to our President but not paid as compared to the slightly higher $76,595 for calendar year 2004. Our general and administrative expenses include all of our other expenses other than salaries, such as administrative costs, fees for professional services and rent. Our general and administrative expenses for the year ended December 31, 2005 were $227,234 and $1,405,889 for calendar year 2004.

OPERATING LOSS

Our operating loss is our operating revenue less our operating expenses. For the year ended December 31, 2005 our operating loss was $339,878 as compared to $1,105,504 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities during 2005 was $3,117 which primarily consisted of security deposits made to landlords and stock based compensation.

Net cash provided by financing activities in 2005 was $0, which primarily consisted of proceeds received from the sale of common stock. Net cash used in investing activities during 2005 was $0.

The Company’s capital requirements are dependent on several factors, including: rent payments due, acquisitions, and professional fees. At December 31, 2005, the Company had cash and cash equivalents totaling $3,328. Although the Company’s working capital is currently in a shortfall position, we believe that cash to be generated by existing and new business operations in 2006 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

Item 7: Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Explorations Group, Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of Explorations Group, Inc., as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and cash flows for the two years ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Company has no material revenues, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liebman Goldberg & Drogin LLP
Liebman Goldberg & Drogin LLP
Garden City, New York, NY
September 29, 2006

EXPLORATIONS GROUP, INC.

BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$3,328

Property and equipment, net of accumulated
depreciation of $ 264	1,341

Other assets:
Due from related parties	-
Security deposits	59,000
Total assets	$60,341

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Convertible bond payable	$25,000
Accounts payable	17,829
Sales tax payable	122,720
Accrued expenses and taxes payable	571,033

Total current liabilities	736,582

Long-term liabilities:
Due to related parties	116,119
Total liabilities	852,701

Commitments and contingencies

Stockholders' deficit:
Preferred stock - A	-
Preferred stock - B, 67,500 issued and outstanding	675
Common stock , Authorized 100,000,000 shares .01 par value issued and outstanding 10,265,869	102,659
Common stock - issuable	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,091,337)
Total stockholder's deficit	(789,032)

Total liabilities and stockholder's deficit	$63,669

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31

	2005	2004

Parking Revenue	$117,982	$1,209,353

Cost of Sales	160,626	696,614
Gross Profit	(42,644)	512,739
Expenses:
Personnel	70,000	76,595
General and administrative	227,234	1,329,294
Total expenses	297,234	1,405,889

Opertaing Loss	(339,878)	(893,150)

Provsion for Taxes	-	(16,665)
Loss before loss of discontinued operations	(339,878)	(909,815)

Loss from spin-off of	-	(159,559)
discontinued operations
Loss from discontinued	-	(36,130)
operations
		(195,689)

Net Loss	$(339,878)	$(1,105,504.0)

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31

Cash Flows From Operating Activities:	2005	2004

Net loss	$(339,878)	$(1,105,504)
Adjustments to reconcile net loss from operations to
net cash provided by operating activities:

Loss from discontinued operations	-	195,689
Depreciation	113	132
Stock based compensation	187,425	333,369
Bad debt expense	-	70,611
Settlement income	-	(14,400)

Changes in assets and liabilities:
Accounts receivable
Other current assets	-	68,045
Other assets	-	74,000
Accounts payable		136,548
Accrued expenses	131,337	199,849
Advanced parking fee revenue	-	(10,000)
Due to landlords		(212,000)
Security deposits payable	(15,000)
Due to related parties	200,273
Deferred rent	-	(76,000)
Income taxes payable	-	(137,000)
Other payables
Unearned revenue

Net Cash Provided by Operating Activities	3,117	(476,661)

Cash Flows from Investing Activities:

Purchase of property and equipment	-	(1,586)

Cash Flows from Financing Activities:

Proceeds from issuance of convertible bond	-	25,000
Advances from related parties	-
Issuance of common stock	-	556,612
Payments to related parties	-	(84,154)
Offering costs paid	-	(27,000)
Cancellation of debt for common stock	-

Net Cash Provided By Financing Activities	-	470,458

Net Increase in Cash	3,117	(7,789)

Cash - Beginning of Year	211	8,000

Cash - End of Year	$3,328	$$211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid During the Year for Interest and Taxes:
Income taxes	$-	$-
Interest	$20	$-

Non-cash Investing and Financing Activities:
Common stock issued for debt	$-	$308,400

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc.,

STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
For the years ended December 31, 2005 and 2004

	Convertible		Convertible		Common Stock		Common Stock Issuable		Additional		Total
	Preferred Stock A		Preferred Stock B		$.01 Par Value		$.01 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2003	-	$-	67,500	675	750,000	$7,500	-	-	$(8,175)	$(645,955)	$(645,955)

Recapitalization of company	-	-	-	-	3,293,567	32,936	13,111	131	131,810	-	165,112

Sale of common stock net	23,536	235	-	-	1,340,000	13,400	-	-	321,600	-	335,000

Offering costs paid	-	-	-	-	-	-	-	-	(27,000)	-	(27,000)

Common stock issued for services	-	-	-	-	155,000	1,550	7,000	70	38,880	-	40,500

Common stock issued for services	-	-	-	-	888,000	8,880	-	-	299,520	-	308,400

Common stock issued for services	-	-	-	-	470,720	4707	-	-		-	-

Common stock issued for services	(23,536	(235	-	-	90,000	900	-	-	35,100	-	36,000

Common stock issued for services	-	-	-	-	100,000	1,000	-	-	35,000	-	36,000

Common stock issued for services	-	-	-	-	26,000	260	-	-	4,940	-	5,200

Common stock issued for services	-	-	-	-	100,846	1,008	-	-	19,161	-	20,169

Common stock issued for services	-	-	-	-	380,500	3,805	-	-	72,295	-	76,100

Common stock issued for services			-	-	380,500	3,805	-	-	72,295	-	76,100

Common stock issued for services			-		8,250	83	-	-	1,567	-	1,650

Common stock issued for services			-		8,250	83	-	-	1,567	-	1,650

Common stock issued for services			-	-	200,000	2,000	-	-	18,000	-	20,000

Common stock issued for services			-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	-	-	100,000	1,000	-	-	9,000	-	10,000

Net Loss for the year ended December 31, 2004										(1,105,504)	(1,105,504)

Balance at December 31, 2004	-	$-	67,500	$675	8,391,633	$83,917	-	$201	$1,030,088	$(1,751,459)	$(636,578)

Explorations Group, Inc.,

STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
For the years ended December 31, 2005 and 2004

	Convertible		Common Stock		Common Stock Issuable		Additional		Total
	Preferred Stock B		$.01 Par Value		$.01 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2004	67,500	$675	8,391,633	$83,917	20,111	$201	$1,030,088	$(1,751,459)	$(636,578)

Common stock issued for services	-	-	3,000	30	-	-	270	-	300

Common stock issued for services	-	-	8,500	85	-	-	765	-	850

Common stock issued for services	-	-	5,500	55	-	-	495	-	550

Common stock issued for services	-	-	14,236	142	-	-	1,282	-	1,424

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	200,000	2,000	-	-	18,000	-	20,000

Common stock issued for services	-	-	250,000	2,500	-	-	22,500	-	25,000

Common stock issued for services	-	-	71,500	715	-	-	6,435	-	7,150

Common stock issued for services	-	-	41,000	410	-	-	3,690	-	4,100

Common stock issued for services	-	-	41,000	410	-	-	3,690	-	4,100

Common stock issued for services	-	-	9,000	90	-	-	810	-	900

Common stock issued for services	-	-	80,500	805	-	-	7,245	-	8,050

Common stock issued for services	-	-	750,000	7,500	-	-	67,500	-	75,000

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(339,878)	(339,878)

Balance at December 31, 2005	67,500	$675	10,265,869	$102,659	20,111	$201	$1,198,770	$(2,091,337)	$(789,032)

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the year ended December 31, 2005.

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

Revenue recognition:

The Company has ceased all parking operations and continued it consulting activities during 2005.

Parking revenue from monthly customers is recognized as per the terms of the underlying contracts, usually on a monthly basis. Parking revenue from transient customers is recognized when received.

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

2. Reorganization:

On July 29, 2004 the Company executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. The restrictions shall be removed from the Restricted Shares held by the shareholders on a pro rata basis. In the event that on February 15, 2005 any restricted shares remain, all such shares shall be deemed cancelled.

3.  Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the year ended December 31, 2005 the company did not pay any management fees.

4. License agreement:

On April 28, 2000, a subsidiary entered into a license agreement for a five year term, commencing May 1, 2000, to provide a third party with the right to park its vehicles on a lot that is leased by the Chiefs Management Corp. The license agreement called for the third party to pay all of the expenses related to this property through September 30, 2005.

5. Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

Year ending December 31,		Amount

2005		$288,000
2006		60,000
	$	$ 348,000

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

6.  Common stock:

During the quarter ended March 31, 2005 the Company issued 1,874,236 shares of common stock for business services rendered. The Company valued these common shares at the fair market value on the date of issuance of $ 0.10 per share or $ 187,424 based on the quoted trading price and recorded stock based compensation of said amount.

7.  Income taxes:

Due to a net loss, there is no current income tax provision for the year ended December 31, 2005.

The tax provision for income taxes differs from the “expected” tax expense for the year ended December 31, 2005, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$(75,277)
Valuation allowance		75,277
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$727,751
Gross deferred tax asset		727,751
Valuation allowance		(727,751)
Net deferred tax asset	$	- 0 -

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $ 2,100,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

In assessing the possibility of being able to use the deferred tax assets, management must consider whether it is more likely than not that the Company will generate taxable income in excess of these losses. Due to the Company’s reorganization and the ceasing of operations, except for consulting activities, it is more likely than not that the benefit of the deferred tax asset will never be realized.

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

8. Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 869.608 and a working capital deficit of $ 733,253 at December 31, 2005. The Company had a net loss of $ 339,878 and operations provided cash in the amount of $ 3,117 during the year ended December 31, 2005. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

9.  Commitments and contingencies:

Commitments and contingencies:

The Internal Revenue Service has a federal tax lien against all of the property and rights to the property of Big Scherm’s, Chiefs and NYC’s former parent, Smart Parking, Inc., for unpaid federal withholding taxes for the years ended December 31, 1999 and 2000.

On August 30, 2004, the Company entered into an employment agreement with its Chief Executive Officer/President. On August 30, 2004, Parking Pro entered into an employment agreement with its Vice President. Both agreements expire on August 29, 2007, unless terminated earlier in accordance with the terms of the agreement. For their services, each will receive an annual base compensation of $ 25,000. The compensation could increase from time to time if the Company achieves certain financial thresholds calculated as the Company’s earnings before interest, income taxes, depreciation and amortization, as set forth below (“EBITDA Trigger”). The EBITDA Trigger will be calculated quarterly by annualizing the year-to-date EBITDA reported on the Company’s quarterly filings with the Securities and Exchange Commission.

EBITDA Trigger	Compensation
$1,200,000	$100,000
$1,500,000	$150,000
$2,000,000	$250,000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the reporting period, and, based on their evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over fiscal reporting.

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

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name	Age	Position
Eric Brown	42	Chairman, CEO, CFO and Director
Ian Brown	39	Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

On December 1, 2004, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term “Code of Ethics” means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 99 to our Form 10-KSB filed for the year ended December 31, 2004.

Item 10: Executive Compensation

COMPENSATION SUMMARY

The following table sets forth the compensation earned by our Chief Executive Officer and all of our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

			Long term compensation
			Number of securities
Name and Position	Year	Salary	Underlying options (2)

Eric Brown, CEO	2005	$70,000	-

(1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2005

None

COMPENSATION OF DIRECTORS

None

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

In 2004, Eric Brown entered into a three (3) year employment agreement with the Company, as Chief Executive Officer. Pursuant to this employment agreement, Mr. Brown is entitled to $70,000 base salary plus benefits. No other officers or directors have employment agreements with the Company.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2005. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Name and Address of Beneficial Owner (1)	Number of Shares	Nature of Ownership	Percent of Class(2)

Common Stock
Eric Brown(3)	975,000	Beneficial	14.3%
Ian Brown	0		0%
Jeffrey Klein	9,000	Record	<1%
Adam Wasserman	34,000	Record	<1%

All Directors and Officers as a Group	1,018,000		15.26%
Other Beneficial 5% Owners
Discount Management, LLC (4)(5)	1,575,000	Record	21.8%
Signature Management, LLC (4)(6)	975,000	Record	14.3%
Michelle Tucker and affiliates (7)	3,592,090	Record/Ben.	36.5%

Class B Preferred Stock (4)
Discount Management, LLC (3)	33,750	Record	50%
Signature Management, LLC (8)	33,750	Record	50%

All Directors and Officers as a Group	67,500		100%

(1) The address is c/o of the Company, 34 15th Street, Brooklyn, New York, NY 11215.

(2) Based on 6,426,567 shares of common stock outstanding as of December 31, 2005 excluding shares of Class B Preferred each convertible into 100 shares of common stock. Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Company's knowledge. Shares of Common Stock subject to warrant that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 12: Certain Relationships and Related Transactions

The Company is indebted to Eric Brown, our President in the amount of $70,000 representing salary which is accrued but unpaid.

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

3. Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Liebman Goldberg & Drogin, LLP for the audit of the Company’s annual financial statements for 2005 and 2004.

	2005	2004
Audit fees, including fees paid in 2004 for services performed in 2005 and excluding audit related fees	$11,500	$13,500

All other fees	-	-
Audit related	-	-
Other non-audit	-	-
Services	-	-
Total all other fees	-	-
Total	$11,500	$13,500

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

Signature	Title	Date

/s/ Eric Brown	Chief Executive Officer, Chief Financial Officer, President and Director	January 30, 2007
(Eric Brown)

EXHIBIT INDEX

Exhibit	Contents
31	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934