Form 10QSB
period 2006-03-31
EXPLORATIONS GROUP INC
filed 2007-02-09
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

EXPLORATIONS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	65-1089222
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

34 Fifteenth Street
Brooklyn, NY 11215
(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (212) 722-4424

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on February 6, 2007 was 9,515,869

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

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

EXPLORATIONS GROUP, INC.

BALANCE SHEET
MARCH 31, 2006

ASSETS

Current assets:
Property and equipment, net of accumulated
depreciation of $ 165	$1,341

Other assets:
Security deposits	59,000
Total assets	$60,341

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Convertible bond payable	$25,000
Accounts payable	18,675
Sales tax payable	122,720
Accrued expenses and taxes payable	651,609
Total current liabilities	818,004

Long-term liabilities:
Due to related parties	119,889

Total liabilities	937,893

Commitments and contingencies

Stockholders' deficit:
Preferred stock - A	-
Preferred stock - B	675
Common stock	102,659
Common stock - issuable	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,179,857)
Total stockholder's deficit	(877,552)
Total liabilities and stockholder's deficit	$60,341

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2006	2005

Revenues
Parking	$12,471	$72,756
Other	-	21,240

Total Revenues	12,471	93,996

Operating Expenses
Costs of parking	-	125,422
General and administrative	18,415	31,780
Professional fees	2,000	187,424

Total Operating Expenses	20,415	344,626

(Loss) from operations	(7,944)	(250,630)

Other Income (Expense)
Interest expense	-	-

Net Loss	$7,944	$250,630

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2006	2005

Cash Flows From Operating Activities:
Net Loss	$(7,944)	$(250,630)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation	-	33
Stock based compensation	-	187,425

Changes in assets and liabilities:
Other assets	-	2,600
Accrued expenses	-	60,496
Other payables	846	-

Net Cash (Used In) Operating Activities	(7,098)	(76)

Cash Flows from Financing Activities:
Advances from related parties	3,770	-

Net Cash Provided By Financing Activities	3,770	-

Net (Decrease) in Cash	(3,328)	(76)

Cash - Beginning of Year	3,328	211

Cash - End of Period	$-	$135

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

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
(Unaudited)
MARCH 31, 2006

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the period ended March 31, 2006.

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
(Unaudited)
MARCH 31, 2005

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

3.    Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the period ended March 31, 2006 the company did not pay any management fees.

4.    Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

Period ending
March 31,	Amount

2007	$276,000

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

5.    Common stock:

During the first quarter of 2006 the Company did not issue any shares of common stock for business services rendered.

6.    Income taxes:

Due to a net loss, there is no current income tax provision for the period ended March 31, 2006.

The tax provision for income taxes differs from the “expected” tax expense for the year ended December 31, 2005, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$(75,277)
Valuation allowance		75,277
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of March 31, 2006, the Company has a net operating loss carryforward of approximately
$ 2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2006

8.    Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 877,552 and a working capital deficit of $ 818,004 at March 31, 2006. The Company had a net loss of $ 7,944 and operations used cash in the amount of $ 3,328 during the period ended March 31, 2006. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of March 31, 2006, the Company operated one parking garage in New York City.

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

Revenue Recognition - The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under SAB No.104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenues

For the three month period ended March 31, 2006, our revenues were a total of $12,471 as compared to $93,996 for the comparable period in 2005, a decrease of $81,525. The large decrease in revenues was a result of the expiration of the lease for one of the Company’s two parking facilities and the failure of the subtenant of the Company’s remaining subtenant to timely make monthly payments to the Company.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended March 31, 2006, our operating expenses were $20,415 as compared to $344,626 for the comparable period in 2005, a decrease of $324,211. The decrease in operation expenses was primarily associated with the expiration of the lease for one of the Company’s two parking facilities and the subleasing of the Company’s one remaining parking facility.

Net Profit (Loss)

Our net loss is computed as our total revenues less expenses. For the three month period ended March 31, 2006, our net loss was $7,944 as compared to $250,630 in the same period in 2005, a decrease of $242,686. The decrease in net loss is primarily attributed to the increased costs associated with operating a public company which were expended during 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2005 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer, President and Principal Financial Accounting Officer	February 6, 2007