Form 10QSB
period 2006-06-30
EXPLORATIONS GROUP INC
filed 2007-02-09
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

EXPLORATIONS GROUP, INC.
(Exact name of small business issuer as specified in its charter)
DELAWARE	65-1089222
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

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

EXPLORATIONS GROUP, INC.
(Unaudited)
BALANCE SHEET
JUNE 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$(7,002)
Property and equipment, net of accumulated
depreciation of $ 198	1,341

Other assets:
Security deposits	59,000
Total assets	$53,339

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Convertible bond payable	$25,000
Current maturities of long-term debt
Accounts payable	17,829
Sales tax payable	122,720
Customer deposits
Accrued expenses and taxes payable	651,609

Total current liabilities	817,158

Long-term liabilities:
Due to related parties	122,149

Total liabilities	939,307

Commitments and contingencies

Stockholders' deficit:
Preferred stock - A	-
Preferred stock - B	675
Common stock	102,659
Common stock - issuable	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,188,273)
Total stockholder's deficit	(885,968)
Total liabilities and stockholder's deficit	$53,339

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Parking	$16,446	$140	$28,917	$69,996
Other		-		24,140

Total Revenues	16,446	140	28,917	94,136

Operating Expenses
Costs of parking	-	35,205	-	160,627
General and administrative	18,362	709	36,777	32,489
Professional fees	6,500	-	8,500	187,424

Total Operating Expenses	24,862	35,914	45,277	380,540

(Loss) from operations	(8,416)	(35,774)	(16,360)	(286,404)

Other Income (Expense)
Interest expense	-	(29,222)	-	-

Net Loss	$(8,416)	$(64,996)	$(16,360)	$(286,404)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2006	2005

Cash Flows From Operating Activities:
Net Loss from operations	$(16,360)	$(286,404)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Depreciation		66
Stock based compensation		187,425
Beneficial interest in convertible bond		-

Changes in assets and liabilities:
Accounts receivable		-
Other current assets		-
Other assets		(1,470)
Accrued expenses		(19,240)
Other payables		119,412
Unearned revenue	-	-

Net Cash (Used In) Operating Activities	(16,360)	(211)

Cash Flows from Financing Activities:
Advances from related parties	-	95,201
Payments to related parties	-	(25,334)

Net Cash Provided By Financing Activities	-	69,867

Net (Decrease) in Cash	(16,360)	69,656

Cash - Beginning of Year	3,328	4,667

Cash - End of Period	$(13,032)	$74,323

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

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
JUNE 30, 2006

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the period ended June 30, 2006.

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
JUNE 30, 2006

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

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the period ended June 30, 2006 the company did not pay any management fees.

4.	Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

Period ending
June 30,	Amount

2007	$204,000

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

5.	Common stock:

During the second quarter of 2006 the Company did not issue any shares of common stock for business services rendered.

6.	Income taxes:

Due to a net loss, there is no current income tax provision for the period ended June 30, 2006.

The tax provision for income taxes differs from the “expected” tax expense for the period ended June 30, 2006, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$(75,277)
Valuation allowance		75,277
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of June 30, 2006, the Company has a net operating loss carryforward of approximately
$ 2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

8. Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 885,968 and a working capital deficit of $ 824,160 at June 30, 2006. The Company had a net loss of $ 16,360 and operations used cash in the amount of $ 10,330 during the period ended June 30, 2006. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of June 30, 2006, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005 AND SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues

For the three month period ended June 30, 2006, our revenues were a total of $16,446 as compared to $140 for the comparable period in 2005, an increase of $16,306. The large increase was a result of the temporary decrease in revenue in 2005 due to the failure of the subtenant of the Company’s remaining subtenant to timely make monthly payments to the Company which was restored in 2006.

For the six month period ended June 30, 2006, our revenues were a total of $28,917 as compared to $69,996 for the comparable period in 2005, a decrease of $41,079. The decrease in revenues was a result of the expiration of the lease for one of the Company’s two parking facilities.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended June 30, 2006, our operating expenses were $24,862 as compared to $35,914 for the comparable period in 2005, a decrease of $11,052 The decrease in operation expenses was primarily associated with the expiration of the lease for one of the Company’s two parking facilities.

For the six month period ended June 30, 2006, our operating expenses were $45,277 as compared to $380,540 for the comparable period in 2005, an increase of $335,263. The increase was primarily associated with the increased professional fees related to operating a public company.

Other Expenses

Our other expenses are comprised of interests cost. For the three month period ended June 30, 2006, our other expenses were $0 as compared to $29,222 for the comparable period in 2005. For the six month periods ended June 30, 2006 and June 30, 3005 our other expenses were $0.

Net Profit (Loss)

Our net loss is computed as our total revenues less expenses. For the three month period ended June 30, 2006, our net loss was $8,416 as compared to $64,996 in the same period in 2005, a decrease of $56,580. The decrease in net loss is primarily attributed to the increased costs associated with operating a public company which were expended during 2005. For the six month period ended June 30, 2006, our net loss was $16,360 as compared to $286,404 in the same period in 2005, an increase of $270,044. This increase is primarily the result of expenses incurred in the first three months of 2005 associated with operating a public company and payments to consultants made in the form of equity.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer,	February 7, 2007
President (and Principal Financial Accounting Officer)