Form 10QSB
period 2006-09-30
EXPLORATIONS GROUP INC
filed 2007-02-14
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2006
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____  No __X___

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____  No __X___

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on February 12, 2007 was 9,515,869

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

EXPLORATIONS GROUP, INC.

BALANCE SHEET
SEPTEMBER 30, 2006
(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$(1,816)
Accounts receivable	35,665
Inventories
Factory receivables
Warranty receivables
Due from finance companies
Prepaid expenses

Total current assets	33,849

Property and equipment, net of accumulated
depreciation of $ 198	1,341

Other assets:
Due from related parties	-
Security deposits	59,000
Total assets	$94,190

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Convertible bond payable	$25,000
Current maturities of long-term debt
Accounts payable	17,829
Sales tax payable	122,720
Customer deposits
Accrued expenses and taxes payable	651,609

Total current liabilities	817,158

Long-term liabilities:
Due to related parties	122,149

Total liabilities	939,307

Commitments and contingencies

Stockholders' deficit:
Preferred stock - A	-
Preferred stock - B	675
Common stock	102,659
Common stock - issuable	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,147,422)
Total stockholder's deficit	(845,117)

Total liabilities and stockholder's deficit	$94,190

See accompanying notes to consolidated financial statements

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Parking	$815	$16,298	$29,732	$86,295
Management contract revenues and license fees	-	-	-	-
Other	52,670	-	52,670	24,140

Total Revenues	53,485	16,298	82,402	110,435

Operating Expenses
Costs of parking	-	-	-	160,628
Costs of management contracts and licensing fees	-	-	-	-
Management fees	-	-	-	-
Bad debt expense	-	-	-	-
General and administrative	634	(210)	13,411	32,279
Professional fees	12,000	7,500	44,500	194,924

Total Operating Expenses	12,634	7,290	57,911	387,831

(Loss) Income from operations	40,851	9,008	24,491	(277,396)

Other Income (Expense)
Settlement income	-	-	-	-
Interest income	-	-	-	-
Interest expense	-	-	-	-

Total Other Income (Expense)	-	-	-	-

(Loss) Income before Income Tax and Discontinued Operations	40,851	9,008	24,491	(277,396)

Provision for Income Taxes	-	-	-	-

Income (Loss) before Discontinued Operations	40,851	9,008	24,491	(277,396)

Discontinued Operations
Loss from spin-off of subsidiary	-	-	-	-
Loss from discontinued operations	-	-	-	-

Loss from Discontinued Operations	-	-	-	-

Net Profit (Loss)	$40,851	$9,008	$24,491	$(277,396)

See accompanying notes to consolidated financial statements

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005

Cash Flows From Operating Activities:
Net Profit (Loss) from operations	$24,491	$(277,396)
Adjustments to reconcile net profit (loss) from operations to net cash provided by (used in) operating activities:
Loss from discontrinued operations	-	-
Stock based compensation	-	187,425
Depreciation	-	99
Bad debt expense	-	-
Settlement income	-	-

Changes in assets and liabilities:
Accounts receivable	(35,665)	-
Other current assets	-	-
Other assets		11,585
Accrued expenses		(24,240)
Advanced parking fee revenues		-
Due to landlords		-
Deferred rent		-
Income taxes payable		-
Other payables		106,119
Unearned revenue	-	-

Net Cash Provided by (Used In) Continuing Operating Activities	(11,174)	3,592

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-

Cash Flows from Financing Activities:
Bank overdraft	-	-
Advances from related parties	6,030	-
Payments to related parties	-	-
Offering costs paid	-	-
Proceeds from sale of common stock	-	-

Net Cash Provided By (Used in) Financing Activities	6,030	-

Net Increase (Decrease) in Cash	(5,144)	3,592

Cash - Beginning of Period	3,328	211

Cash - End of Period	$(1,816)	$3,803

See accompanying notes to consolidated financial statements

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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
SEPTEMBER 30, 2006
(UNAUDITED)

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the period ended September 30, 2006.

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
SEPTEMBER 30, 2006
(UNAUDITED)

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

3.  Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the period ended September 30, 2006 the company did not pay any management fees.

4. Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

Period ending September 30,	Amount

2007	$204,000

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

5.	Common stock:

During the third quarter of 2006 the Company did not issue any shares of common stock for business services rendered.

6. Income taxes:

Due to a net operating loss carryfowards, there is no current income tax provision for the period ended September 30, 2006.

The tax provision for income taxes differs from the “expected” tax expense for the period ended September 30, 2006, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$(75,277)
Valuation allowance		75,277
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of September 30, 2006, the Company has a net operating loss carryforward of approximately
$ 2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

7. Going concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 845,117 and a working capital deficit of $ 783,309 at September 30, 2006. The Company had a net profit of $ 24,491 for the nine months ended September 30, 2006 although operations used cash in the amount of $ 5,144 during the period ended September 30, 2006. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of September 30, 2006, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE SEPTEMBER MONTHS ENDED SEPTEMBER 30, 2005 AND NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

For the three month period ended September 30, 2006, our revenues were a total of $53,485 as compared to $16,298 for the comparable period in 2005, an increase of $37,187. The increase in revenues was a result of the failure of the subtenant of the Company’s remaining parking facility to timely make monthly payments to the Company in 2005.

For the nine month period ended September 30, 2006, our revenues were a total of $82,402 as compared to $110,435 for the comparable period in 2005, a decrease of $28,033. The decrease in revenues was a result of the expiration of the lease for one of the Company’s two parking facilities.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended September 30, 2006, our operating expenses were $12,634 as compared to $7,290 for the comparable period in 2005, a decrease of $5,344. The decrease in operation expenses was primarily associated with the expiration of the lease for one of the Company’s two parking facilities and the subleasing of the Company’s one remaining parking facility.

For the nine month period ended September 30, 2006, our operating expenses were $57,911 as compared to $387,831 for the comparable period in 2005, a decrease of $329,920. The decrease was primarily associated with a decrease in the cost of parking facilities.

Other Expenses

Our other expenses are comprised of interests cost. We had no such other expenses for any of the applicable periods.

Net Profit (Loss)

Our net profit or loss is computed as our total revenues less expenses. For the three month period ended September 30, 2006, our net profit was $40,851 as compared to $9,008 in the same period in 2005, an increase of $31,843. The increase in net profit is primarily attributed to the increased revenue during the three month period ended September 30, 2006. For the nine month period ended September 30, 2006, our net profit was $24,491 as compared to a net loss of $277,396 in the same period in 2005, an increase of $301,887. This increase is primarily the result of expenses incurred in the first three months of 2005 associated with operating a public company and payments to consultants made in the form of equity which resulted in a loss in 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer, President	February 14, 2007
(and Principal Financial Accounting Officer)