Form 10KSB
period 2006-12-31
EXPLORATIONS GROUP INC
filed 2007-06-04
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from     to     ..

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

YES ☒     NO ☐

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Issuer's revenues for its most recent fiscal year: $101,647.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 10, 2007: $24,528.

Number of shares outstanding of each of the registrant's classes of common stock as of May 10, 2007: Common Stock: 9,515,869

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

EXPLORATIONS GROUP, INC.
2006 FORM 10-KSB ANNUAL REPORT

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

As of September 9, 2004, the business of Parking Pro, operating parking garages in New York City, became the Company’s sole operating business. The acquisition of Parking Pro was accounted for as a reverse acquisition and the remaining discussion of the business of the Company shall be set forth as if Parking Pro had been acquired on January 1, 2004.

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

Employees

As of December 31, 2006, the Company employed five (5) full-time employees.

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

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

As of December 31, 2006, there were approximately 100 stockholders of record. The Company believes that it has approximately 150 beneficial stockholders.

The Company's common stock trades Over-The-Counter under the symbol: EXGI.

The following table sets forth the range of high and low bid prices per share of common stock. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

	Common Stock
	High	Low
Quarter ended:
March 31, 2005	.06	.06
June 30, 2005	.10	.06
September 30, 2005	.08	.034
December 31, 2005	.08	.02
March 31, 2006	.04	.015
June 30, 2006	.03	.015
September 30, 2006	.025	.016
December 31, 2006	.015	.005

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

REVENUES

Our revenue is comprised of parking fees for garages that we operate on our own, license fees or rent payments for garages that we license or sublease to third parties, and management fees that we receive under management agreements. For the year ended December 31, 2006, we generated revenue of $101,647 which consisted of parking fees from customers and management fees, received under the management agreements, entered into with third-party operators, as compared to $117,982 for the year ended December 31, 2005. The slight decrease in revenue is attributed to the closing of two out of the Company’s three parking facilities during 2005 which was partially offset by an increase in other income.

OPERATING EXPENSES

Our operating expenses are comprised of personnel expenses and general and administrative expense. Our total operating expenses for calendar year 2006 were $86,454, as compared to $538,436 for calendar year 2005. Our personnel expenses for the year ended December 31, 2006 were $0, as compared to the $70,000 for calendar year 2005. Our general and administrative expenses include all of our other expenses other than salaries, such as administrative costs, fees for professional services and rent. Our general and administrative expenses for the year ended December 31, 2006 were $27,139 and $33,477 for calendar year 2005.

NET PROFIT (LOSS)

Our net profit or loss is our revenue less our expenses. For the year ended December 31, 2006 our net profit was $15,193 as compared to a loss of $420,454 for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during 2006 was $9,131 as compared to $197,156 with the decrease in net cash used primarily due to a significant decrease in net loss from operations in 2006.

Net cash provided by financing activities in 2006 was $6,030, which consisted of proceeds advances from third parties, as compared to net cash used in investing activities during 2005 was $200,273.

The Company’s capital requirements are dependent on several factors, including: rent payments due, acquisitions, and professional fees. At December 31, 2006, the Company had cash and cash equivalents totaling $227. Although the Company’s working capital is currently in a shortfall position, we believe that cash to be generated by existing and new business operations in 2007 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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
Garden City, New York 11530
Tel (516) 228-6600
Fax (516) 228-6664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Explorations Group, Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of Explorations Group, Inc., as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the fiscal year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liebman Goldberg & Drogin LLP
Liebman Goldberg & Drogin LLP
Garden City, New York, NY
April 10, 2007

EXPLORATIONS GROUP, INC.

BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$227
Accounts receivable	35,665

Total current assets	35,892

Property and equipment, net of accumulated
depreciation of $ 1,586	-

Other assets:

Security deposits	59,000
Total assets	$94,892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible bond payable	$25,000
Accounts payable	17,830
Sales tax payable	122,720
Accrued expenses and taxes payable	661,608

Total current liabilities	827,158

Long-term liabilities:
Due to related parties	122,149

Total liabilities	949,307

Commitments and contingencies

Stockholders' deficit:
Class B voting, convertible preferred stock ($0.01 par value, 500,000 shares
authorized, 67,500 issued and outstanding)	675
Common stock ($0.01 par value, 100,000,000 shares authorized,
10,265,869 issued and outstanding)	102,659
Common stock issuable (20,111 shares)	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,156,720)
Total stockholders' deficit	(854,415)

Total liabilities and stockholders' deficit	$94,892

See notes to the consolidated financial statements

Consolidated Statements of Operations
(Unaudited)

	For The Year Ended
	December 31,
	2006	2005

Revenues
Parking	$29,732	$94,162

Other	71,915	23,820

Total Revenues	101,647	117,982

Operating Expenses
Costs of parking	-	160,626
Personnel	-	70,000
General and administrative	27,139	33,477
Professional fees	59,315	274,333

Total Operating Expenses	86,454	538,436

Net Profit (Loss)	$15,193	$(420,454)

Earnings (loss) per share - basic	$0.00	$(0.05)
Earnings (loss) per share - diluted	$0.00	$(0.05)

Weighted average number of shares outstanding during the period - basic	10,265,869	8,870,876

Weighted average number of shares outstanding during the period - diluted	10,265,869	8,870,876

See notes to the consolidated financial statements

EXPLORATIONS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2006 and 2005

	Convertible		Common Stock		Common Stock Issuable				Total
	Preferred Stock B		$.01 Par Value		$.01 Par Value		Additional	Accumulated	Stockholders'
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2004	67,500	$675	8,391,633	$83,917	20,111	$201	$1,030,088	$(1,751,459)	$(636,578)

Common stock issued for services	-	-	3,000	30	-	-	270	-	300

Common stock issued for services	-	-	8,500	85	-	-	765	-	850

Common stock issued for services	-	-	5,500	55	-	-	495	-	550

Common stock issued for services	-	-	14,236	142	-	-	1,282	-	1,424

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	100,000	1,000	-	-	9,000	-	10,000

Common stock issued for services	-	-	200,000	2,000	-	-	18,000	-	20,000

Common stock issued for services	-	-	250,000	2,500	-	-	22,500	-	25,000

Common stock issued for services	-	-	71,500	715	-	-	6,435	-	7,150

Common stock issued for services	-	-	41,000	410	-	-	3,690	-	4,100

Common stock issued for services	-	-	41,000	410	-	-	3,690	-	4,100

Common stock issued for services	-	-	9,000	90	-	-	810	-	900

Common stock issued for services	-	-	80,500	805	-	-	7,245	-	8,050

Common stock issued for services	-	-	750,000	7,500	-	-	67,500	-	75,000

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(420,454)	(420,454)

Balance at December 31, 2005	67,500	$675	10,265,869	$102,659	20,111	$201	$1,198,770	$(2,171,913)	$(869,608)

Balance at December 31, 2005	67,500	$675	10,265,869	$102,659	20,111	$201	$1,198,770	$(2,171,913)	$(869,608)

Net profit for the year ended December 31, 2006	-	-	-	-	-	-	-	15,193	15,193

Balance at December 31, 2006	67,500	$675	10,265,869	$102,659	20,111	$201	$1,198,770	$(2,156,720)	$(854,415)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Year Ended
	December 31,
	2006	2005

Cash Flows From Operating Activities:
Net Profit (Loss) from operations	$15,193	$(420,454)
Adjustments to reconcile net profit (loss) from operations to net cash (used in) operating activities:

Stock based compensation	-	187,425
Depreciation	1,341	113

Changes in assets and liabilities:
Accounts receivable	(35,665)	-
	-	-
Other assets	-	(15,000)
Accrued expenses	10,000	50,760

Net Cash (Used In) Operating Activities	(9,131)	(197,156)

Cash Flows from Financing Activities:

Advances from related parties	6,030	200,273

Net Cash Provided By Financing Activities	6,030	200,273

Net Increase (Decrease) in Cash	(3,101)	3,117

Cash - Beginning of Period	3,328	211

Cash - End of Period	$227	$3,328

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $854,415 and a working capital deficit of $ 791,266 at December 31, 2006. The Company had a net profit of $ 15,193for the year ended December 31, 2006 although operations used cash in the amount of $ 3,101 during the period ended December 31, 2006. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
DECEMBER 31, 2006

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the year ended December 31, 2006 or for the year ended December 31, 2005.

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

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

2.	Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA“) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during 2006 or 2005.

3.	Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the year ended December 31, 2006 the company did not pay any management fees.

4.	Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

Period ending December 31,	Amount

2007	$ 204,000

5.	Property and equipment:

Property and equipment consists of the following:	2006		2005
Furniture and fixtures		$1,586	$1,586
Less: accumulated depreciation		(1,586)	(245)

Property and equipment, net	$	- 0 -	$1,341

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

5.	Income taxes:

Due to a net operating loss carryfowards, there is no current income tax provision for the year ended December 31, 2006.

The tax provision for income taxes differs from the “expected” tax expense for the year ended December 31, 2006, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$5,166
Valuation allowance		5,166
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

6.	Convertible bond payable:

In May, 2004 Explorations Group Inc. issued a Class A, Series A Convertible Bond to the Tucker Family Spendthrift Trust (the “Trust”) in exchange for a series of matured and past due promissory notes aggregating $25,000 held by the Trust. The Class A Bond is in the principal amount of $25,000 plus interest accrued and had a term of two years, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City). The Bond is secured by all of the Company’s assets and may be subdivided at the Trust’s option, into two or more separate obligations in the principal amount of at least $10,000 each.

The principal and accrued interest on the Class A Bond is convertible, at the option of the holder, into shares of the Company’s common stock such that, upon complete conversion, the number of shares which is shall convert into shall be equal to 10% of the Company’s outstanding and reserved capital stock which as of the date hereof amounted to 714,063 shares, as defined in the bond document. In any event, the number of shares to be issued shall not exceed 4,200,000 shares of common stock. The Bond is subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part and to this date the Trust has not exercised the option of conversion. In May, 2006, the bond matured with non-payment and no exercise of the conversion feature was not done and accordingly the Bond is classified as a current liability.

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

7.	Commitments and contingencies:

The Internal Revenue Service has a federal tax lien against all of the property and rights to the property of Big Scherm’s, Chiefs and NYC’s former parent, Smart Parking, Inc., for unpaid federal withholding taxes for the years ended December 31, 1999 and 2000. The unpaid balance continues to incur additional charges for interest at the current rate charged by the Internal Revenue Service.

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

During the year ended December 31, 2006 there were no charges recorded for the employment agreement and the Company recorded $70,000 of salaries for 2005.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

SUMMARY COMPENSATION TABLE (1)

			Long term compensation
			Number of securities
Name and Position	Year	Salary	Underlying options (2)

Eric Brown, CEO	2006	$-	-

(1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2006

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

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2006. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

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

(1) The address is c/o of the Company, 34 15th Street, Brooklyn, New York, NY 11215.

(2) Based on 6,426,567 shares of common stock outstanding as of December 31, 2006 excluding shares of Class B Preferred each convertible into 100 shares of common stock. Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Company's knowledge. Shares of Common Stock subject to warrant that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

None

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Liebman Goldberg & Drogin, LLP for the audit of the Company’s annual financial statements for 2006 and 2005.

	2006	2005
Audit fees	$11,500	$11,500

All other fees	-	-
Audit related	-	-
Other non-audit	-	-
Services	-	-
Total all other fees	-	-
Total	$11,500	$11,500

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

Signature	Title	Date

/s/ Eric Brown (Eric Brown)	Chief Executive Officer, Chief Financial Officer President and Director	May 31, 2007

EXHIBIT INDEX

Exhibit	Contents
31	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934