Form 10QSB
period 2007-03-31
EXPLORATIONS GROUP INC
filed 2007-06-11
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

EXPLORATIONS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	65-1089222
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on June 6, 2007 was 9,515,869

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

EXPLORATIONS GROUP, INC.

BALANCE SHEET
MARCH 31, 2007 (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$227
Accounts receivable	35,665

Total current assets	35,892

Other assets:

Security deposits	59,000
Total assets	$94,892

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Convertible bond payable	$25,000

Accounts payable	17,830
Sales tax payable	122,720

Accrued expenses and taxes payable	661,608

Total current liabilities	827,158

Long-term liabilities:
Due to related parties	122,149

Total liabilities	949,307

Commitments and contingencies

Stockholders' deficit:

Preferred stock - B	675
Common stock	102,659
Common stock - issuable	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,156,720)
Total stockholder's deficit	(854,415)

Total liabilities and stockholder's deficit	$94,892

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006

Revenues
Parking	$-	$12,471

Total Revenues	-	12,471

Operating Expenses

General and administrative	-	18,415
Professional fees	-	2,000

Total Operating Expenses	-	20,415

Net Loss	$-	$(7,944)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006

Cash Flows From Operating Activities:
Net Loss	$-	$(7,944)
Adjustments to reconcile net loss to
net cash (used in) operating activities:

Changes in assets and liabilities:
Other payables	-	846

Net Cash (Used In) Operating Activities	-	(7,098)

Cash Flows from Financing Activities:

Advances from related parties	-	3,770

Net (Decrease) in Cash	-	(3,328)

Cash - Beginning of Year	227	3,328

Cash - End of Period	$227	$-

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $854,415 and a working capital deficit of $ 791,266 at March 31, 2007. The Company had a no income for the three months ended March 31, 2007. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
MARCH 31, 2007

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the three months ended March 31, 2007.

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
MARCH 31, 2007

2.	Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during the three months ended March 31, 2007.

3.	Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the three months ended March 31, 2007 the company did not pay any management fees.

4.	Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

Period ending
December 31,	Amount

2007	$204,000

5.	Property and equipment:

Property and equipment consists of the following:	March 31, 2007
Furniture and fixtures		$1,586
Less: accumulated depreciation		(1,586)

Property and equipment, net	$	- 0 -

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

5.	Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the three months ended March 31, 2007.

The tax provision for income taxes differs from the “expected” tax expense for the three months ended March 31, 2007, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$5,166
Valuation allowance		5,166
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of March 31, 2007, the Company has a net operating loss carryforward of approximately $ 2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

During 2004, Explorations Group Inc. issued a Class A, Series A Convertible Bond to the Tucker Family Spendthrift Trust (the “Trust”) in exchange for a series of matured and past due promissory notes aggregating $25,000 held by the Trust. The Class A Bond is in the principal amount of $25,000 plus interest accrued and has a term of five years, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City). The Bond is secured by all of the Company’s assets and may be subdivided at the Trust’s option, into two or more separate obligations in the principal amount of at least $10,000 each.

The Class A Bond is convertible into shares of the Company’s securities such that, upon complete conversion, the number of shares owned by the Trust shall be equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the bond document. In any event, the number of shares to be issued shall not exceed 4,200,000 shares of common stock. The Bond is subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part and to this date the Trust has not exercised the option of conversion.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

During the three months ended March 31, 2007 there were no charges recorded for the employment agreement.

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of March 31, 2007, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues

For the three month period ended March 31, 2007, our revenues were $0 as compared to $12,471 for the comparable period in 2006, a decrease of $12,471. The large decrease in revenues was a result of the failure of the Company’s remaining subtenant to timely make monthly payments to the Company.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended March 31, 2007, our operating expenses were $0 as compared to $20,451 for the comparable period in 2006, a decrease of $20,451. The decrease in operation expenses was primarily associated with the subleasing of the Company’s one remaining parking facility.

Net Profit (Loss)

Our net loss is computed as our total revenues less expenses. For the three month period ended March 31, 2007, our net less was $0 as compared to $7,944 in the same period in 2006, a decrease of $7,944. The decrease in net loss is primarily attributed to the decrease in operating expenses associated with subleasing the Company’s remaining parking facility.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern, however, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2006 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer, President and	June 8, 2007
Principal Financial Accounting Officer