Form 10QSB
period 2007-06-30
EXPLORATIONS GROUP INC
filed 2007-08-03
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

EXPLORATIONS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	65-1089222
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on July 26, 2007 was 9,515,869

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

EXPLORATIONS GROUP, INC.

BALANCE SHEET
JUNE 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$227
Accounts receivable	35,665
Total current assets	35,892
Other assets:
Security deposits	59,000
Total assets	$94,892

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Convertible bond payable	$25,000
Accounts payable	17,830
Sales tax payable	122,720
Accrued expenses and taxes payable	676,608
Total current liabilities	842,158

Long-term liabilities:
Due to related parties	139,697
Total liabilities	981,855

Commitments and contingencies

Stockholders' deficit:
Preferred stock - B	675
Common stock	102,659
Common stock - issuable	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,189,268)
Total stockholder's deficit	(886,963)
Total liabilities and stockholder's deficit	$94,892

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Revenues

Parking	$32,445	$16,446	$64,890	$28,917

Operating Expenses
Costs of parking	-	-	-	-
Costs of management contracts and licensing fees
Personnel expenses	7,500		15,000
Bad debt expense	32,445		64,890
General and administrative	3,548	18,362	3,548	36,777
Professional fees	13,500	6,500	14,000	8,500
Total Operating Expenses	56,993	24,862	97,438	45,277

Net Loss	$(24,548)	$(8,416)	$(32,548)	$(16,360)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net Loss from operations	$(32,548)	$(16,360)
Adjustments to reconcile net loss from operations to net cash (used in) operating activities:

Changes in assets and liabilities:
Accrued expenses	15,000	-

Net Cash (Used In) Operating Activities	(17,548)	(16,360)

Cash Flows from Financing Activities:
Advances from related parties	17,548	-
Payments to related parties	-	6,030
Net Cash Provided By Financing Activities	17,548	6,030

Net (Decrease) in Cash	-	(10,330)

Cash - Beginning of Year	227	3,328

Cash - End of Period	$227	$(7,002)

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 886,963 and a working capital deficit of $ 806,266 at June 30, 2007. The Company had a loss of $ 32,548 for the six months ended June 30, 2007. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
JUNE 30, 2007

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the six months ended June 30, 2007.

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
JUNE 30, 2007

2.	Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during the six months ended June 30, 2007.

3.	Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the six months ended June 30, 2007 the company did not pay any management fees.

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

	June 30, 2007
Furniture and fixtures		$1,586
Less: accumulated depreciation		(1,586)

Property and equipment, net	$	- 0 -

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

5.	Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the six months ended June 30, 2007.

The tax provision for income taxes differs from the “expected” tax expense for the six months ended June 30, 2007, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$5,166
Valuation allowance		5,166
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of June 30, 2007, the Company has a net operating loss carryforward of approximately $2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

The Class A Bond is convertible into shares of the Company’s securities such that, upon complete conversion, the number of shares owned by the Trust shall be equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the bond document. In any event, the number of shares to be issued shall not exceed 4,200,000 shares of common stock. The Bond is subject to anti-dilutive rights for six months thereafter. Conversion may be effected in whole or in part and to this date the Trust has not exercised the option of conversion.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

During the six months ended June 30, 2007 there was $ 15,000 recorded for the employment agreement.

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of June 30, 2007, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006 AND SIX MONTHS ENDED JUNE 30, 2007 TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues

For the three month period ended June 30, 2007, our revenues were a total of $32,445 as compared to $16,446 for the comparable period in 2006, an increase of $15,999. The large increase in revenues was a result of the temporary decrease in revenue in 2006 due to the failure of the subtenant of the Company’s remaining subtenant to timely make monthly payments to the Company which was restored in 2007.

For the six month period ended June 30, 2007, our revenues were a total of $64,890 as compared to $28,917 for the comparable period in 2006, an increase of $35,973. The large increase in revenues was a result of the temporary decrease in revenue in 2006 due to the failure of the subtenant of the Company’s remaining subtenant to timely make monthly payments to the Company which was restored in 2007.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended June 30, 2007, our operating expenses were $56,993 as compared to $24,862 for the comparable period in 2006, an increase of $32,131. The increase in operating expenses was primarily associated bad debt expenses experienced by the Company in 2007 as well as increased personnel expenses.

For the six month period ended June 30, 2007, our operating expenses were $97,438 as compared to $45,277 for the comparable period in 2006, an increase of $52,161. The increase in operating expenses was primarily associated bad debt expenses experienced by the Company in 2007 as well as increased personnel expenses.

Other Expenses

Our other expenses are comprised of interests cost. For the three month period ended June 30, 2007, our other expenses were $0 as compared to $0 for the comparable period in 2006. For the six month periods ended June 30, 2007 and June 30, 3006 our other expenses were $0.

Net Profit (Loss)

Our net loss is computed as our total revenues less expenses. For the three month period ended June 30, 2007, our net loss was $24,548 as compared to $8,416 in the same period in 2006, an increase of $16,132. The increase in net loss is primarily attributed to the increased bad debt and personnel expenses associated with operating a public company which were expended during 2006.

For the six month period ended June 30, 2007, our net loss was $32,548 as compared to $16,360 in the same period in 2006, an increase of $16,188. This increase is primarily the result of expenses incurred in the first three months of 2006 associated with operating a public company and payments to consultants made in the form of equity.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Signature	Capacity	Date
/s/ Eric Brown	Chief Executive Officer, President (and Principal Financial Accounting Officer)	July 31, 2007