Form 10QSB
period 2007-09-30
EXPLORATIONS GROUP INC
filed 2007-11-14
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

EXPLORATIONS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	65-1089222
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No)

34 Fifteenth Street
Brooklyn, NY 11215
(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (718) 788-0066

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of the close of business on November 14, 2007 was 16,265,869

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

EXPLORATIONS GROUP, INC.

BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$227

Total current assets	227

Other assets:
Security deposits	59,000
Total assets	$59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Convertible bond payable	$25,000
Accounts payable	17,830
Sales tax payable	122,720
Accrued expenses and taxes payable	675,109

Total current liabilities	840,659

Long-term liabilities:
Due to related parties	157,873

Total liabilities	998,532

Commitments and contingencies

Stockholders' deficit:
Preferred stock - B	675
Common stock	102,659
Common stock - issuable	201
Additional paid-in capital	1,198,770
Accumulated deficit	(2,241,610)
Total stockholder's deficit	(871,195)

Total liabilities and stockholder's deficit	$127,337

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Parking	$32,445	$815	$97,335	$29,732
Other	-	52,670	-	52,670

Total Revenues	32,445	53,485	97,335	82,402

Operating Expenses
Personnel expenses	7,500	-	22,500	-
Bad debt expense	32,445	-	97,335	-
General and administrative	5,427	634	8,975	13,411
Professional fees	3,750	12,000	17,750	44,500

Total Operating Expenses	49,122	12,634	146,560	57,911

Net income (loss)	$(16,677)	$40,851	$(49,225)	$24,491

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2007	2006

Cash Flows From Operating Activities:
Net income (loss) from operations	$(49,225)	$24,491
Adjustments to reconcile net income (loss) from operations to net cash (used in) operating activities:

Changes in assets and liabilities:
Accounts receivable	-	(35,665)
Accrued expenses	13,501	-

Net Cash (Used In) Operating Activities	(35,724)	(11,174)

Cash Flows from Financing Activities:
Advances from related parties	35,724	6,030

Net (Decrease) in Cash	-	(5,144)

Cash - Beginning of Year	227	3,328

Cash - End of Period	$227	$(1,816)

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
1.	Summary of significant accounting policies:

General:

On September 9, 2004, Explorations Group, Inc. (the "Company") acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation (“Parking Pro”).Parking Pro was formed in the State of New York on May 25, 2004. The Company and its subsidiaries operate and lease public parking garages located in New York City and the surrounding area. On July 20, 2004, the Company issued 3,000 shares of common stock to acquire all of the outstanding shares of three affiliated companies: Big Scherm Corp. (“Big Scherm”), Chiefs Management Corp. (“Chiefs”) and NYC Parking Services Corp. (“NYC”).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $871,195 and a working capital deficit of $772,322 at September 30, 2007. The Company had a loss of $16,780 for the nine months ended September 30, 2007. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
SEPTEMBER 30, 2007

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the nine months ended September 30, 2007.

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
SEPTEMBER 30, 2007

2.	Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during the nine months ended September 30, 2007.

3.	Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the nine months ended September 30, 2007 the company did not pay any management fees.

4.	Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. The terms of the agreement call for the subsidiary to receive future minimum fees as follows:

Period ending
December 31,	Amount

2007	$204,000

5.	Property and equipment:

Property and equipment consists of the following:

September 30,
2007
Furniture and fixtures	$1,586
Less: accumulated depreciation	(1,586)

Property and equipment, net	$ - 0 -

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

6.	Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the nine months ended September 30, 2007.

The tax provision for income taxes differs from the “expected” tax expense for the nine months ended September 30, 2007, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$5,166
Valuation allowance		5,166
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of September 30, 2007, the Company has a net operating loss carryforward of approximately $2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

7.	Convertible bond payable:

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
SEPTEMBER 30, 2007

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

EBITDA Trigger	Compensation
$ 1,200,000	$100,000
$ 1,500,000	$150,000
$ 2,000,000	$250,000

During the nine months ended September 30, 2007 there was $ 22,500 recorded for the employment agreement.

9.	Accounts Receivable and Provision for Doubtful Accounts

The Company leases a facility to a third party for $10,815 per month and the Company is in dispute with such tenant, no collections have been made through the current year. Accordingly, a provision for the doubtful accounts in the amount $97,335 has been provided for in the financial statements.

10.	Subsequent Event

On October 16, 2007, the Company sold 1,866,666 shares of the Company’s common stock to the Company’s President, at a price of $0.015 per share, in exchange for the cancellation of the amount of $28,000.00 owed to the Company for accrued but unpaid compensation.

On October 16, 2007, the Registrant sold 4,133,334 shares of the Company’s common stock to an affiliated party, at a price of $0.015 per share, in exchange for the cancellation of debt in the amount of $60,000.00 owed to such party by the Company.

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of September 30, 2007, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

For the three month period ended September 30, 2007, our revenues were a total of $32,445 as compared to $53,485 for the comparable period in 2006, a decrease of $21,040. The decrease increase in revenues was due to the subleasing of the Company’s parking facility which produced less revenue during 2007.

For the nine month period ended September 30, 2007, our revenues were a total of $97,335 as compared to $82,402 for the comparable period in 2006, an increase of $14,933. The increase in revenues was a result of the temporary decrease in revenue in 2006 due to the failure of the subtenant of the Company’s remaining subtenant to timely make monthly payments to the Company which was restored in 2007.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended September 30, 2007, our operating expenses were $49,122 as compared to $12,634 for the comparable period in 2006, an increase of $36,488. The increase in operating expenses was primarily the result of the allowance for doubtful accounts as well as an increase in personnel expenses and general administrative expenses, which was partially offset by a decrease in professional fees.

For the nine month period ended September 30, 2007, our operating expenses were $146,560 as compared to $57,911 for the comparable period in 2006, an increase of $88,649. The increase in operating expenses was primarily associated with bad debt expenses experienced by the Company in 2007 as well as increased personnel expenses which were partially offset by a decrease in professional fees and general administrative expenses and professional fees.

Net Profit (Loss)

Our net loss is computed as our total revenues less expenses. For the three month period ended September 30, 2007, our net loss was ($16,677) as compared to a profit of $40,851 in the same period in 2006, a decrease of $57,258. The decrease in net profit is primarily attributed to increased bad debt expenses as well as increased personnel expenses during the period.

For the nine month period ended September 30, 2007, our net loss was ($49,225) as compared to a profit of $24,491 in the same period in 2006, a decrease of $73,716. The decrease in net profit is primarily attributed to increased bad debt expenses as well as increased personnel expenses during the period.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

Reports on Form 8-K

Form 8-K filed on October 31, 2007 reporting the sale of unregistered shares of the Company

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer,	November 14, 2007
President (and Principal
Financial Accounting Officer)