Form 10KSB
period 2007-12-31
EXPLORATIONS GROUP INC
filed 2008-04-15
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

EXPLORATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1089222
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
YES ☐ NO ☒

Issuer's revenues for its most recent fiscal year: $129,790.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 11, 2008: $94,941.

Number of shares outstanding of each of the registrant's classes of common stock as of April 11, 2008: Common Stock: 24,558,136.

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

EXPLORATIONS GROUP, INC.
2007 FORM 10-KSB ANNUAL REPORT

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

PART I

Item 1: Business

DESCRIPTION OF OUR BUSINESS

We are engaged in the business of acquiring and managing parking lots and garages in New York City and surrounding areas through our Parking Pro, Inc., a New York corporation ("Parking Pro") subsidiary.

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

The New York parking industry is dominated by a handful of large companies with resources substantially greater than those of the Company. These companies generally focus on high profile, high turnover Manhattan facilities with capacities greater than 150 cars.

Our Strategy

The Company looks for smaller, obscure parking locations that tend to be under the "radar screens" of the larger operators.

Competition for the smaller sites is generally limited to a handful of existing players similar in size to the Company. New entrants generally encounter great difficulty entering the New York market as sellers will usually only deal with established operators. Therefore, the bidding process is usually less competitive, creating attractive opportunities for the Company.

The Company carefully selects and analyzes new sites by conducting an examination of a location's potential demand based on traffic patterns and counts, area demographics, and potential competitors, and compares this analysis to the projected revenues and costs of the facility.

The Company has established a successful acquisition strategy, which has resulted in rapid growth in both number of locations and revenues. This strategy depends heavily on management’s ability to identify and integrate acquisitions. Historically, the Company's management has experience in acquiring approximately 70 parking locations.

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

Location	Capacity	Lease Term Remaining (in years)
Manhattan	200	2

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

Leases

Lease arrangements are typically for terms of three to twenty years and provide for renewals and contractually established payments to the facility owner regardless of the operating earnings of the parking facility. Under these leases, the Company is responsible for all facets of the parking operations, including utilities and ordinary and routine maintenance, but is generally not responsible for major maintenance, repair, or property taxes.

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

Although we do not believe that we infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. Any such claim, whether meritorious or not, could be time-consuming, could result in costly litigation and could have a material adverse effect upon our business, results of operations and financial condition.

Employees

As of December 31, 2007, the Company employed one full-time employee.

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

In addition, the Company currently leases one parking facility from a third-party landlord with various lease expiration terms, as shown below:

Location	Capacity	Lease Term Remaining (in years)
Manhattan	200	2

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

As of December 31, 2007, there were approximately 100 stockholders of record. The Company believes that it has approximately 150 beneficial stockholders.

The Company's common stock trades Over-The-Counter under the symbol: EXGI.

The following table sets forth the range of high and low bid prices per share of common stock. The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

	Common Stock
	High	Low
Quarter ended:
March 31, 2006	.04	.015
June 30, 2006	.03	.015
September 30, 2006	.025	.016
December 31, 2006	.015	.005
March 31, 2007	.039	.005
June 30, 2007	.03	.015
September 30, 2007	.035	.016
December 31, 2007	.035	.017

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

REVENUES

Our revenue is comprised of parking fees for garages that we operate on our own, license fees or rent payments for garages that we license or sublease to third parties, and management fees that we receive under management agreements. For the year ended December 31, 2007, we generated revenue of $129,780 which consisted of parking fees from customers and management fees received under the management agreements entered into with third-party operators, as compared to $132,040 for the year ended December 31, 2006. The $129,780 in revenue constitutes revenue earned but not yet collected by the Company and the Company has set up a bad debt reserve in the amount of $129,780. There can be no assurance that such amounts can be collected.

OPERATING EXPENSES

Our operating expenses are comprised of personnel expenses and general and administrative expense. Our total operating expenses for calendar year 2007 were $192,672, which includes the bad debt reserve of $129,780 as discussed in the Revenues section above, as compared to $152,512, for calendar year 2006. Our personnel expenses for the year ended December 31, 2007 were $30,000 as compared to the $0 for calendar year 2006. Our general and administrative expenses include all our other expenses other than salaries, such as administrative costs, fees for professional services and rent. Our general and administrative expenses for the year ended December 31, 2007 were $162,672 and $152,512 for calendar year 2006.

NET PROFIT (LOSS)

Our net profit or loss is our revenue less our expenses. For the year ended December 31, 2007 our net loss was $62,892 as compared to a net loss of $20,472 for 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided in operating activities during 2007 was $0 as compared to $9,131 during 2006 with the decrease in net cash provided in operating activities primarily due to a significant increase in net loss from operations in 2007.

Net cash provided by financing activities in 2007 was $0 as compared to $6,030 during 2006 with the decrease in net cash provided in financing activities primarily due to a the issuance of common stock in exchange for the cancellation of debt in 2007.

The Company’s capital requirements are dependent on several factors, including: rent payments due, acquisitions, and professional fees. At December 31, 2007, the Company had cash and cash equivalents totaling $227. Although the Company’s working capital is currently in a shortfall position, we believe that cash to be generated by existing and new business operations in 2008 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

RISKS AND UNCERTAINTY

Our business is subject to the effects of general economic conditions, and in particular competition and government regulation.

Other risks and uncertainties for the Company include, but are not limited to:
•	Adverse changes in general economic conditions including the price of gasoline

•	the Company might not be able to fund our working capital needs from cash flows

•	Increased competition

•	Litigation

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
Garden City, New York 11530
Tel (516) 228-6600
Fax (516) 228-6664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Explorations Group, Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of Explorations Group, Inc., as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and cash flows for the fiscal year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liebman Goldberg & Drogin LLP
Liebman Goldberg & Drogin LLP Garden City, New York, NY April 11, 2008

EXPLORATIONS GROUP, INC.

BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$227
Accounts Receivable - Net	0

Other assets:
Security deposits	59,000
Total assets	$59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable	17,830
Sales tax payable	122,720
Accrued expenses and taxes payable	688,776

Total current liabilities	829,326

Long-term liabilities:
Due to related parties	69,873
Convertible bond payable	$25,000

Total liabilities	924,199

Commitments and contingencies

Stockholders' deficit:

Preferred stock - B ($0.01 par value, 500,000 shares authorized 67,500 issued and outstanding)	675
Common stock Common stock ($0.01 par value, 100,000,000 shares authorized, 16,265,869 issued and outstanding)	162,659
Additional paid-in capital	1,226,971
Accumulated deficit	(2,255,277)
Total stockholder's deficit	(864,972)

Total liabilities and stockholder's deficit	$59,227

See notes to the consolidated financial statements

EXPLORATIONS GROUP, INC.
STATEMENT OF OPERATIONS

	For the year ended December 31,
	2007	2006
Revenues
Parking	$129,780	$132,040

Total Revenues	129,780	132,040

Operating Expenses
Personnel expenses	30,000	-
Provision for bad debt	129,780	-
General and administrative	9,138	93,197
Professional fees	23,754	59,315

Total Operating Expenses	192,672	152,512

(Loss) Income from operations	(62,892)	(20,472)

Net Profit (Loss)	$(62,892)	$(20,472)

See notes to the consolidated financial statements

EXPLORATIONS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2007 and 2006

	Convertible		Common Stock
	Preferred Stock B		$.01 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2005	67,500	$675	10,265,869	$102,659	$1,198,770	$(2,171,913)	$(869,608)
Net loss for the year ended December 31, 2006	-	-	-	-	-	(20,472)	(20,472)

Balance at December 31, 2006	67,500	$675	10,265,869	$102,659	1,198,770	$(2,192,385)	$(890,080)

Common stock issued for debt			6,000,000	60,000	28,000		88,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	(62,892)	(62,892)

Balance at December 31, 2007	67,500	$675	16,265,869	$162,659	$1,226,770	$(2,255,277)	$(864,972)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Year Ended
	December 31,
	2007	2006
Cash Flows From Operating Activities:
Net Loss from operations	$(62,892)	$(20,472)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Depreciation	-	1,341
Bad debt expense	35,724	-

Changes in assets and liabilities:
Accrued expenses	27,168	10,000

Net Cash (Used In) Operating Activities	-	(9,131)

Cash Flows from Financing Activities:
Advances from related parties	-	6,030
Payments to related parties	-	-

Net Cash Provided By Financing Activities	-	6,030

Net Increase (Decrease) in Cash	-	(3,101)

Cash - Beginning of Period	227	3,328

Cash - End of Period	$227	$227

Supplemental items (non-cash):
Issuance of Common Stock	$88,000	-
Cancellation of debt for Common Stock	($88,000)

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $952,972 and a working capital deficit of $ 854,099 at December 31, 2007. The Company had a loss of $62,892 for the year ended December 31, 2007. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
DECEMBER 31, 2007

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the year ended December 31, 2007.

Income Tax

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles while the income tax returns have been prepared in accordance with principles used for income tax reporting. This basis differs from generally accepted accounting principles because of certain timing differences in the recording of revenues and expenses. For example, officer’s compensation is accrued in the financial statements as incurred while may only be deducted for tax purposes when actually paid out and not when accrued.

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

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.	Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the year ended December 31, 2007 the company did not pay any management fees.

On October 16, 2007, the Company has issued an additional 6,000,000 shares to a group which its Chief Executive Officer is a shareholder in exchange for a reduction of the amount owed to the group in the

3.	Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. Which has been terminated.

4.	Property and equipment:

December 31,
Property and equipment consists of the following:	2007
Furniture and fixtures	$1,586
Less: accumulated depreciation	(1,586)

Property and equipment, net	$ - 0 -

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

5.	Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the year ended December 31, 2007.

The tax provision for income taxes differs from the “expected” tax expense for the year ended December 31, 2007, computed by applying a federal corporation tax rate of 34% as follows:

	2007		2006
Computed “expected” tax expense		$5,166	5,166
Valuation allowance		5,166	5,166
	$	- 0 -	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $2,000,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

The financial Statement reflects a provision for officers compensation in the amount of $30,000, which is a timing difference that will not be deducted on the income tax return.

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

On August 30, 2004, the Company entered into an employment agreement with its Chief Executive Officer/President. On August 30, 2004, Parking Pro entered into an employment agreement with its Vice President. Both agreements expired on August 29, 2007 as stated in the terms of the agreement. For their services, each received an annual base compensation of $25,000.

During the year ended December 31, 2007 there was $ 30,000 recorded for the employment agreement.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company;

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of the year ended December 31, 2007 is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

Name	Age	Position
Eric Brown	44	Chairman, CEO, CFO and Director

Ian Brown	41	Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

SUMMARY COMPENSATION TABLE (1)

			Long term compensation
			Number of securities
Name and Position	Year	Salary (2)	Underlying options (3)

Eric Brown, CEO	2007	$25,000	-

(1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2) Accrued but not paid.

(3) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2007

None

COMPENSATION OF DIRECTORS

None

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

In 2004, Eric Brown entered into a three (3) year employment agreement with the Company, as Chief Executive Officer. Pursuant to this employment agreement, Mr. Brown is entitled to $25,000 base salary plus benefits. No other officers or directors have employment agreements with the Company.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning the ownership of Common Stock with respect to stockholders who were known to the us to be beneficial owners of more than 5% of the Common Stock as of the date hereof, and officers and directors as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Name and Address of Beneficial Owner (1)	Number of Shares	Nature of Ownership	Percent of Class(2)

Common Stock
Eric Brown	4,601,417	Record	18.7%

All Directors and Officers as a Group	4,601,417		18.7%

Other Beneficial 5% Owners
Ian Brown (3)	2,071,500	Record	8.4%
Discount Management, LLC (4)	3,000,000	Record	12.2%
Signature Management, LLC (5)	3,575,000	Record	14.6%
Grand Columbus Holding, Inc. (6)	2,041,300	Record	8.3%
LD Mainline Holding Corp. (7)	1,266,300	Record	5.2%
Michelle Tucker and affiliates (8)	2,068,781	Record/Ben.	8.4%

All Directors, Officers and 5% shareholders as a Group	18,624,298		75.8%

(1) The address is c/o of the Company, 34 Fifteenth Street Brooklyn, New York 11215.

(2)  Based on 24,558,136 shares of Common Stock outstanding as of February 26, 2008. Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Company's knowledge. Shares of Common Stock subject to warrants that are currently exercisable or exercisable within 60 days of February 26, 2008 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)  Ian Brown is the brother of Eric Brown, our sole officer and director.

(4) Discount Management, LLC is beneficially owned by two trusts of which the beneficiaries are the immediate families of Eric Brown and Ian Brown. Eric Brown is the sole officer and director of the Company. This should not be construed as an admission that such persons are, for the purposes of 13(d) of the Exchange Act, a beneficial owner of any securities shown.

(5) Signature Management, LLC is a limited liability company controlled jointly by Eric Brown and a trust of which Eric Brown is the trustee. Eric Brown is the sole officer and director of the Company. This should not be construed as an admission that such persons are, for the purposes of 13(d) of the Exchange Act, a beneficial owner of any securities shown.

(6) Grand Columbus Holding, Inc. is a corporation controlled by Eric Brown and Simona Brown. Eric Brown is the sole officer and director of the Company. Simona Brown is married to Eric Brown. This should not be construed as an admission that such persons are, for the purposes of 13(d) of the Exchange Act, a beneficial owner of any securities shown

(7) LD Mainline Holding Corp. is a corporation controlled by Ian Brown. Ian Brown is the brother of Eric Brown, our sole officer and director. This should not be construed as an admission that such persons are, for the purposes of 13(d) of the Exchange Act, a beneficial owner of any securities shown

(8)  Information taken from Form 13D filed by stockholder.

Item 12: Certain Relationships and Related Transactions

The Company is indebted to Eric Brown, our President in the amount of $70,000 representing salary which is accrued but unpaid.

On October 16, 2007, we sold 1,866,666 shares of the Registrant’s common stock to our President, at a price of $0.015 per share, in exchange for the cancellation of the amount of $28,000.00 owed to the President for accrued but unpaid compensation.

On October 16, 2007, we sold 4,133,334 shares of the Registrant’s common stock to a party affiliated with our President, at a price of $0.015 per share, in exchange for the cancellation of debt in the amount of $60,000.00 owed to such party by the Registrant.

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

3. Reports on Form 8-K

Form 8-K filed on October 16, 2007 to report the sale of unregistered securities.

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Liebman Goldberg & Drogin, LLP for the audit of the Company’s annual financial statements for 2007 and 2006.

	2007	2006
Audit fees	$13,000	$11,500

All other fees	-	-
Audit related	-	-
Other non-audit	-	-
Services	-	-
Total all other fees	-	-
Total	$13,000	$11,500

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

Signature	Title	Date

/s/ Eric Brown	Chief Executive Officer,	April 15, 2008
(Eric Brown)	Chief Financial Officer President and Director

EXHIBIT INDEX

Exhibit	Contents

31	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934