Form 10-Q
period 2008-03-31
EXPLORATIONS GROUP INC
filed 2008-05-20
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
EXPLORATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware		65-1089222
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

34 Fifteenth Street, Brooklyn, NY 11215
(Address of Principal Executive Office) (Zip Code)

(718) 788-0066
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 14, 2008 there were 24,558,136 shares of common stock outstanding
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

PART I

ITEM 1. FINANCIAL STATEMENTS

EXPLORATIONS GROUP, INC.

BALANCE SHEETS

	MARCH	DECEMBER
	31, 2008	31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$227	$227
Accounts receivable	35,448	-

Total current assets	35,675	227

Other assets:
Security deposits	59,000	59,000
Total assets	$94,675	$59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable	17,830	17,830
Sales tax payable	122,720	122,720
Accrued expenses and taxes payable	607,804	688,776

Total current liabilities	748,354	829,326

Long-term liabilities:
Convertible bond payable	$25,000	$25,000
Due to related parties	36,810	69,873

Total liabilities	810,164	924,199

Commitments and contingencies

Stockholders' deficit:
Preferred stock - B (.01 par value 500,000 authorized, 67,500 issued and outstanding)	675	675
Common stock (.01 par value, 100,000,000 Authorized , 25,308,200 issued and outstanding)	253,082	162,659
Common stock - issuable	-	-
Additional paid-in capital	1,272,182	1,226,971
Accumulated deficit	(2,241,428)	(2,255,277)
Total stockholder's deficit	(715,489)	(864,972)

Total liabilities and stockholder's deficit	$94,675	$59,227

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007

Revenues
Parking	$35,448	$-

Total Revenues	35,448	-

Operating Expenses
General and administrative	8,099	-
Professional fees	13,500	-

Total Operating Expenses	21,599	-

Net income	$13,849	$-

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007

Cash Flows From Operating Activities:
Net income	$13,849	$-
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	-	-
Stock issued for debt cancellation	135,634	-
Bad debt expense
Settlement income

Changes in assets and liabilities:
Accounts receivable	(35,448)	-
Other current assets	-	-
Other assets		-
Accrued expenses	(80,972)	-
Due to related parties	(33,063)
Advanced parking fee revenues
Due to landlords
Deferred rent
Income taxes payable
Other payables	-	-
Unearned revenue	-	-

Net Cash provided by Operating Activities	-	-

Cash Flows from Investing Activities:
Purchase of property and equipment

Bank overdraft
Advances from related parties	-	-
Payments from related parties	-	-
Offering costs paid
Proceeds from sale of common stock

Net Cash used in Financing Activities	-	-

Net change in Cash	-	-

Cash - Beginning of Year	227	227

Cash - End of Period	$227	$227

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 715,489 and a working capital deficit of $ 737,679 at March 31, 2008. The Company had a profit of $13,849 for the three months ended March 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
MARCH 31, 2008

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the three months ended March 31, 2008.

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

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

2. Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during the three months ended March 31, 2008.

3.  Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the three months ended March 31, 2008 the company did not pay any management fees.

4. Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease.

5. Property and equipment:

Property and equipment consists of the following:
March 31,
2008
Furniture and fixtures	$1,586
Less: accumulated depreciation	(1,586)

Property and equipment, net	$ - 0 -

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

5.  Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the three months ended March 31, 2008.

The tax provision for income taxes differs from the “expected” tax expense for the three months ended March 31, 2008, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense	$	- 0 -
Valuation allowance		- 0 -
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of March 31, 2008, the Company has a net operating loss carryforward of approximately $ 2,200,000 for income tax purposes, available to offset future earnings which expire on various dates through 2027. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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
MARCH 31, 2008

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

On August 30, 2004, the Company entered into an employment agreement with its Chief Executive Officer/President. On August 30, 2004, Parking Pro entered into an employment agreement with its Vice President. Both agreements expired on August 29, 2007. Although the agreements have expired, the services are still being provided on a month to month basis under the terms of the agreement as originally signed. For their services, each received an annual base compensation of $ 25,000. The compensation could increase from time to time if the Company achieves certain financial thresholds calculated as the Company’s earnings before interest, income taxes, depreciation and amortization, as set forth below (“EBITDA Trigger”). The EBITDA Trigger will be calculated quarterly by annualizing the year-to-date EBITDA reported on the Company’s quarterly filings with the Securities and Exchange Commission.
EBITDA Trigger	Compensation
$1,200,000	$100,000
$1,500,000	$150,000
$2,000,000	$250,000

During the three months ended March 31, 2008 there was $ 6,250 recorded for the employment agreement.

8. Common stock:

During the quarter ended March 31, 2008, the Company issued 9,042,267 shares of common stock for the satisfaction of debt amounting to $135,634 or $0.015 per share. The Company valued these common shares at the quoted trading price on the date of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of March 31, 2008, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenues

For the three month period ended March 31, 2008, our revenues were a total of $35,448 as compared to $0 for the comparable period in 2007, an increase of $35,448. The increase in revenues was due to receipt of payments in connection the subleasing of the Company’s parking facility for which revenues in the comparable period in 2007 were not collected.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees. For the three month period ended March 31, 200807, our operating expenses were $21,599 as compared to $0 for the comparable period in 2007, an increase of $21,599. The increase in operating expenses was primarily the result of an increase in personnel expenses and general administrative expenses.

Net Profit

Our net profit is computed as our total revenues less expenses. For the three month period ended March 31, 2008, our net profit was $13,849 as compared to $0 in the same period in 2007, an increase of $13,849. The increase in net profit is primarily attributed to our increase in revenue over the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this quarterly report, our principal executive officer (and principal financial accounting officer) has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective for the purposes set forth in such definition.

(B) CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

LIMITATIONS OF EFFECTIVENESS OF INTERNAL CONTROLS

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to any material legal proceeding.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer, President and	May 20, 2008
Eric Brown	Principal Financial Accounting Officer