Form 10-Q
period 2008-06-30
EXPLORATIONS GROUP INC
filed 2008-08-19
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2008

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

ITEM 1. FINANCIAL STATEMENTS

EXPLORATIONS GROUP, INC.

BALANCE SHEET
JUNE 30, 2008

	June 30	December 31
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$227	227
Accounts receivable	35,448	-
Inventories
Factory receivables
Warranty receivables
Due from finance companies
Prepaid expenses

Total current assets	35,675	227

Total current assets	35,675

Property and equipment, net of accumulated
depreciation of $ 245	-

Other assets:
Due from related parties	88,000	-
Security deposits	59,000	59,000

Total assets	$182,675	59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Current maturities of long-term debt
Accounts payable	17,830	17,830
Sales tax payable	122,720	122,720
Customer deposits
Accrued expenses and taxes payable	702,054	688,776

Total current liabilities	842,604	829,326

Long-term liabilities:
Convertible bond payable	25,000	25,000
Due to related parties	45,276	69,873
	-

Total liabilities	912,880	924,199

Commitments and contingencies

Stockholders' deficit:
Preferred stock - A	-
Preferred stock - B	675	675
Common stock	253,082	162,659
Common stock - issuable	-	-
Additional paid-in capital	1,272,182	1,226,971
Accumulated deficit	(2,256,144)	(2,255,277)

Total stockholder's deficit	(730,205)	(864,972)

Total liabilities and stockholder's deficit	$182,675	59,227

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Parking	$-	$32,445	$35,448	$64,890
Management contract revenues and license fees
Other

Total Revenues	-	32,445	35,448	64,890

Operating Expenses
Costs of parking	-	-	-	-
Costs of management contracts and Licensing fees
Personnel expenses	6,250	7,500	13,278	15,000
Bad debt expense	-	32,445	-	64,890
General and administrative	966	3,548	2,037	3,548
Professional fees	7,500	13,500	21,000	14,000

Total Operating Expenses	14,716	56,993	36,315	97,438

(Loss) from operations	(14,716)	(24,548)	(867)	(32,548)

Other Income (Expense)
Settlement income	-	-
Interest income	-	-
Interest expense	-		-	-

Total Other Income (Expense)	-	-	-	-

(Loss) Income before Income Tax and Discontinued Operations	(14,716)	(24,548)	(867)	(32,548)

Provision for Income Taxes

Loss before Discontinued Operations	(14,716)	(24,548)	(867)	(32,548)

Discontinued Operations
Loss from spin-off of subsidiary		-
Loss from discontinued operations	-	-

Loss from Discontinued Operations	-	-	-	-

Net Loss	$(14,716)	$(24,548)	$(867)	$(32,548)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities:
Net Loss from operations	$(867)	$(32,548)
Adjustments to reconcile net loss from operations to
net cash (used in) operating activities:
Depreciation		-
Stock based compensation		-
Beneficial interest in convertible bond		-
Settlement income

Changes in assets and liabilities:
Accounts receivable	(35,448)	-
Due from related parties	(88,000)	-
Other assets		-
Accrued expenses	13,278	15,000
Advanced parking fee revenues
Due to landlords
Deferred rent
Income taxes payable
Other payables
Unearned revenue	-	-

Net Cash (Used In) Operating Activities	(111,037)	(17,548)

Cash Flows from Investing Activities:
Purchase of property and equipment		-

Cash Flows from Financing Activities:
Bank overdraft
Advances from related parties	-	17,548
Payments to related parties	(24,597)	-
Offering costs paid
Cancellation of debt for common stock	135,634	-

Net Cash Provided By Financing Activities	111,037	17,548

Net (Decrease) in Cash	-	-

Cash - Beginning of Year	227	227

Cash - End of Period	$227	$227

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 730,205 and a working capital deficit of $ 831,929 at June 30, 2008. The Company had a loss of $867 for the six months ended June 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
JUNE 30, 2008

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the six months ended June 30, 2008.

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
JUNE 30, 2008

2.	Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during the six months ended June 30, 2008.

3.	Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the six months ended June 30, 2008 the company did not pay any management fees.

4.	Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease.

5.	Property and equipment:

June 30,
2008
Property and equipment consists of the following:
Furniture and fixtures	$1,586
Less: accumulated depreciation	(1,586)

Property and equipment, net	$ - 0 -

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

5.	Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the six months ended June 30, 2008.

The tax provision for income taxes differs from the “expected” tax expense for the six months ended June 30, 2008, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense	$	- 0 -
Valuation allowance		- 0 -
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of June 30, 2008, the Company has a net operating loss carryforward of approximately $ 2,200,000 for income tax purposes, available to offset future earnings which expire on various dates through 2027. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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
JUNE 30, 2008

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

During the six months ended June 30, 2008 there was $12,500 recorded for the employment agreement.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 TO THE THREE MONTHS ENDED JUNE 30, 2007

Revenues

For the three month period ended June 30, 2008, our revenues were $0 as compared to $32,445 for the comparable period in 2007, a decrease of $32,445. For the six month period ended June 30, 2008, our revenues were a total of $35,448 as compared to $64,890 for the comparable period in 2007, a decrease of $29,442. The decrease in revenues was due to receipt of payments in connection the subleasing of the Company’s parking facility for which revenues were not collected.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees.

For the three month period ended June 30, 2008, our operating expenses were $14,716 as compared to $56,993 for the comparable period in 2007, an decrease of $42,277. The decrease in operating expenses was primarily the result of a significant decrease in our bad debt expense during the period.

For the six month period ended June 30, 2008, our operating expenses were $36,315 as compared to $97,438 for the comparable period in 2007, a decrease of $61,123. The decrease in operating expenses was primarily the result of a significant decrease in our bad debt expense during the period.

Net Profit

Our net profit or loss is computed as our total revenues less expenses.

For the three month period ended June 30, 2008, our net loss was $14,716 as compared to a net loss of $24,548 in the same period in 2007, an decrease of $9,832 The decrease in net loss is primarily attributed to our decrease in operating expenses during the period.

For the six month period ended June 30, 2008, our net loss was $867 as compared to a net loss of $32,548 in the same period in 2007, a decrease of $ 2,982. The decrease in net loss is primarily attributed to our decrease in operating expenses during the period.

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

(B) CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer, President and Principal Financial Accounting Officer	August 18, 2008
Eric Brown