Form 10-Q
period 2008-09-30
EXPLORATIONS GROUP INC
filed 2008-11-17
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:
September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

EXPLORATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-1175445	65-1089222
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2008 there were 24,558,136 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

PART I

ITEM 1. FINANCIAL STATEMENTS

EXPLORATIONS GROUP, INC.

BALANCE SHEET

	September 30,
	2008 (unaudited)	December 31, 2007*
ASSETS

Current assets:
Cash and cash equivalents	$227	$227
Accounts receivable	35,448	-

Total current assets	35,675	227

Other assets:
Due from related parties	88,000	-
Security deposits	59,000	59,000

Total assets	$182,675	$59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable	17,830	17,830
Sales tax payable	122,720	122,720
Accrued expenses and taxes payable	702,054	688,776

Total current liabilities	842,604	829,326

Long-term liabilities:
Due to related parties	85,282	69,873
Convertible bond payable	$25,000	$25,000

Total liabilities	952,886	924,199

Commitments and contingencies

Stockholders' deficit:
Preferred stock - B	675	675
Common stock	253,082	162,659
Additional paid-in capital	1,272,182	1,226,971
Accumulated deficit	(2,296,150)	(2,225,279)

Total stockholder's deficit	(770,211)	(864,972)

Total liabilities and stockholder's deficit	$182,675	$59,227

*derived from audited financial statements

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Parking	$-	$32,445	$35,448	$97,335

Operating Expenses
Personnel expenses	18,750	7,500	32,028	22,500
Bad debt expense	-	32,445	-	97,335
General and administrative	9,606	5,427	11,643	8,975
Professional fees	11,650	3,750	32,650	17,750

Total Operating Expenses	40,006	49,122	76,321	146,560

Net loss	$(40,006)	$(16,677)	$(40,873)	$(49,225)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities:
Net income (loss) from operations	$(40,873)	$(49,225)
Adjustments to reconcile net income (loss) from operations to net cash (used in) operating activities:

Changes in assets and liabilities:
Accounts receivable	(35,448)	-
Due from related party	(88,000)	-
Accrued expenses	13,278	13,501

Net Cash (Used In) Operating Activities	(151,043)	(35,724)

Cash Flows from Financing Activities:
Advances from related parties	40,006	35,724
Payments to related parties	(24,597)	-
Cancellation of debt for common stock	135,634

Net Cash Provided By Financing Activities	151,043	35,724

Net (Decrease) in Cash	-	-

Cash - Beginning of Year	227	227

Cash - End of Period	$227	$227

The accompanying notes are an integral part of these financial statements.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $770,211 and a working capital deficit of $806,929 at September 30, 2008. The Company had a loss of $40,873 for the nine months ended September 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

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
SEPTEMBER 30, 2008

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the nine months ended September 30, 2008.

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
SEPTEMBER 30, 2008

2.	Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during the nine months ended September 30, 2008.

3.	Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the nine months ended September 30, 2008 the company did not pay any management fees.

4.	Management agreement:

On March 13, 2002 and commencing March 15, 2002, a subsidiary entered into a five year agreement with a third party who will manage and maintain the parking facilities that the subsidiary currently leases under an operating lease. Since the expiration of this agreement, the third party has continued to manage and maintain the facilities by the same terms.

5.	Property and equipment:

Property and equipment consists of the following:

	September 30, 2008
Furniture and fixtures		$1,586
Less: accumulated depreciation		(1,586)

Property and equipment, net	$	- 0 -

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

5.	Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the nine months ended September 30, 2008.

The tax provision for income taxes differs from the “expected” tax expense for the nine months ended September 30, 2008, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense	$	- 0 -
Valuation allowance		- 0 -
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $2,300,000 for income tax purposes, available to offset future earnings which expire on various dates through 2027. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

During 2004, Explorations Group Inc. issued a Class A, Series A Convertible Bond to the Tucker Family Spendthrift Trust (the “Trust”) in exchange for a series of matured and past due promissory notes aggregating $25,000 held by the Trust. The Class A Bond is in the principal amount of $25,000 plus interest accrued and has a term of five years, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City). The Bond is secured by all of the Company’s assets and may be subdivided at the Trust’s option, into two or more separate obligations in the principal amount of at least $10,000 each. The Bond matures on December 31, 2009/

The Class A Bond is convertible into shares of the Company’s securities such that, upon complete conversion, the number of shares owned by the Trust shall be equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the bond document. In any event, the number of shares to be issued shall not exceed 4,200,000 shares of common stock. The Bond is subject to anti-dilutive rights for six months thereafter. Conversion may be effected in whole or in part and to this date the Trust has not exercised the option of conversion.

EXPLORATIONS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

During the nine months ended September 30, 2008 there was $31,250 recorded for the employment agreement.

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

During 2004, the Company decided to pursue a new business direction and on September 9, 2004, the Company acquired all of the issued and outstanding stock of Parking Pro, Inc., a New York corporation ("Parking Pro"). Parking Pro was formed in May, 2004, for the principal purpose of acquiring and managing parking lots and garages in New York City and surrounding areas.

As of September 9, 2004, the business of Parking Pro, which operates operating parking garages in New York City through wholly-owned subsidiaries, became the Company’s sole operating business. As of September 31, 2008, the Company operated one parking garage in New York City.

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

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

For the three month period ended September 30, 2008, our revenues were $0 as compared to $32,445 for the comparable period in 2007, a decrease of $32,445. For the nine month period ended September 30, 2008, our revenues were a total of $35,448 as compared to $97,335 for the comparable period in 2007, a decrease of $61,887. The decrease in revenues was related the subleasing of the Company’s parking facility for which revenues due were not collected.

Operating Expenses

Our operating expenses are comprised of costs of parking (rent), general and administrative expenses and professional fees.

For the three month period ended September 30, 2008, our operating expenses were $ 40,006 as compared to $49,122 for the comparable period in 2007, a decrease of $9,116. The decrease in operating expenses was primarily the result of a significant decrease in our bad debt expense during the period which was partially offset by an increase in our expense for professional services and personnel.

For the nine month period ended September 30, 2008, our operating expenses were $76,321 as compared to $146,560 for the comparable period in 2007, a decrease of $70,239. The decrease in operating expenses was primarily the result of a significant decrease in our bad debt expense during the period which was partially offset by an increase in our expense for professional services and personnel.

Net Profit

Our net profit or loss is computed as our total revenues less expenses.

For the three month period ended September 30, 2008, our net loss was $40,006 as compared to a net loss of $16,677 in the same period in 2007, an increase of $23,329. The increase in net loss is primarily attributed to our decrease in revenue during the period which was partially offset by the large decrease in bad debt expense.

For the nine month period ended September 30, 2008, our net loss was $40,873 as compared to a net loss of $49,225 in the same period in 2007, a decrease of $8,352. The decrease in net loss is primarily attributed to our decrease in bad debt expense during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date

/s/ Eric Brown	Chief Executive Officer, President and Principal Financial Accounting Officer	November 14, 2008
Eric Brown