Form 10KSB/A
period 2007-12-31
EXPLORATIONS GROUP INC
filed 2009-02-11
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

None

Explanatory Note

Explorations Group, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 (the “Annual Report”) to replace Item 7 in the Annual Report to correct the wording of the  Report of Independent Public Accounting Firm.  Specifically, the sole changes to such report are in the first and third paragraphs which have been corrected to clarify that the audited financial statements cover the two year period ended December 31, 2007, as opposed to just the one year period ended December 31, 2007. The remainder of Item 7, as well as the remainder of the Annual Report filed with the Securities and Exchange Commission on April 15, 2008 remains unchanged.  In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including revised Certifications and certain currently dated Certifications.

Item7: Financial Statements

LIEBMAN GOLDBERG & DROGIN, LLP
Certified Public Accountants
595 Stewart Avenue, Suite 420
Garden City, New York 11530
Tel (516) 228-6600
Fax (516) 228-6664

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Explorations Group, Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of Explorations Group, Inc., as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and cash flows for the two years ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liebman Goldberg & Drogin LLP
Liebman Goldberg & Drogin LLP
Garden City, New York, NY
April 11, 2008

EXPLORATIONS GROUP, INC.

BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$227
Accounts Receivable - Net	0

Other assets:
Security deposits	59,000
Total assets	$59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
Accounts payable	17,830
Sales tax payable	122,720
Accrued expenses and taxes payable	688,776

Total current liabilities	829,326

Long-term liabilities:
Due to related parties	69,873
Convertible bond payable	$25,000

Total liabilities	924,199

Commitments and contingencies

Stockholders' deficit:
Preferred stock – B ($0.01 par value, 500,000 shares authorized 67,500 issued and outstanding)	675
Common stock Common stock ($0.01 par value, 100,000,000 shares authorized, 16,265,869 issued and outstanding)	162,659
Additional paid-in capital	1,226,971
Accumulated deficit	(2,255,277)
Total stockholder's deficit	(864,972)

Total liabilities and stockholder's deficit	$59,227

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

See notes to the consolidated financial statements

EXPLORATIONS GROUP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
 For the Year Ended December 31, 2007 and 2006

	Convertible		Common Stock				Total
	Preferred Stock B		$.01 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at December 31, 2005	67,500	$675	10,265,869	$102,659	$1,198,770	$(2,171,913)	$(869,608)
Net loss for the year ended December 31, 2006	-	-	-	-	-	(20,472)	(20,472)

Balance at December 31, 2006	67,500	$675	10,265,869	$102,659	1,198,770	$(2,192,385)	$(890,080)

Common stock issued for debt			6,000,000	60,000	28,000		88,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	(62,892)	(62,892)

Balance at December 31, 2007	67,500	$675	16,265,869	$162,659	$1,226,770	$(2,255,277)	$(864,972)

The accompanying notes are an integral part of these financial statements.

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Year Ended
	December 31,
	2007	2006

Cash Flows From Operating Activities:
Net Loss from operations	$(62,892)	$(20,472)
Adjustments to reconcile net loss from operations to net cash (used in) operating activities:
Depreciation	-	1,341
Bad debt expense	35,724	-

Changes in assets and liabilities:
Accrued expenses	27,168	10,000

Net Cash (Used In) Operating Activities	-	(9,131)

Cash Flows from Financing Activities:
Advances from related parties	-	6,030
Payments to related parties	-	-

Net Cash Provided By Financing Activities	-	6,030

Net Increase (Decrease) in Cash	-	(3,101)

Cash - Beginning of Period	227	3,328

Cash - End of Period	$227	$227

Supplemental items (non-cash):
Issuance of Common Stock	$88,000	-
Cancellation of debt for Common Stock	$(88,000)

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

4.            Property and equipment:

Property and equipment consists of the following:	December 31, 2007

Furniture and fixtures		$1,586
Less: accumulated depreciation		(1,586)

Property and equipment, net	$	- 0 -

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

Signature	Title	Date

/s/ Eric Brown	Chief Executive Officer,	February 3, 2009
Chief Financial Officer
(Eric Brown)	President and Director

EXHIBIT INDEX

Exhibit	Contents
31	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934