Form 10-K
period 2008-12-31
EXPLORATIONS GROUP INC
filed 2009-04-16
CIK 1175445

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: ___________

EXPLORATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1089222
(State of incorporation)	(I.R.S. Employer Identification No.)

777 South Flagler Drive Suite 800-West Tower
West Palm Beach, Florida  33401
(Address of principal executive offices)

Tel: (561) 515-6113
(Registrant’s telephone number, including area code)

34 Fifteenth Street
Brooklyn, NY 11215
 (Previous address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $540,000

The number of shares of the issuer’s common stock issued and outstanding as of April 10, 2009 was 30,000,000 shares.

Documents Incorporated By Reference:
None

EXPLORATIONS GROUP, INC.
2008 FORM 10-K ANNUAL REPORT

TRADEMARKS/DEFINITIONS

"Parking Pro" is a trademark of Explorations Group, Inc.  All other trademarks, service marks or trade names referred to in this Form 10-K are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-K to (a) "we," "us," "our," the "Company" or "Explorations" refer to the consolidated operations of Explorations Group, Inc., a Delaware corporation, and its wholly-owned subsidiaries and (b) "you" refers to the reader of this Form 10-K.

PART I

Item 1: Business

DESCRIPTION OF OUR BUSINESS

We are engaged in the business of acquiring and managing parking lots and garages in New York City and surrounding areas through our Parking Pro, Inc., a New York corporation ("Parking Pro") subsidiary.  In February, 2009, after the period covered by this annual report, we also entered the biometric security access and control business with the acquisition of Hawk Biometric Technology, Inc., a Florida corporation.  This Annual Report on Form 10-K reflects only the operations of our Parking Pro subsidiary and does not necessarily fully reflect the Company’s business as of the date hereof.  More information regarding the business of our Hawk Biometric Technology subsidiary can be found in our Form 8-K filing dated February 26, 2009.  Since the acquisition of our Hawk Biometric Technology subsidiary, we will be concentrating our developing our access and control business.

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

Location	Capacity	Lease Term Remaining (in years)
Manhattan	200	1

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

Employees

As of December 31, 2008, the Company employed one full-time employee.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2: Properties

Our executive office consists of approximately 1,200 square feet of office space in Brooklyn, New York.  This facility is leased on a month to month basis from an affiliate of the Company.  We currently do not pay any rent for the use of the office space. We believe that our current facilities are adequate for the purposes for which they are intended .

In addition, the Company currently leases one parking facility from a third-party landlord with various lease expiration terms, as shown below:

Location	Capacity	Lease Term Remaining (in years)
Manhattan	200	1

Item 3: Legal Proceedings

There are no pending legal proceedings against the Company or  which any of the Company’s property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ending December 31, 2008, there were no matters which were submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board, under the ticker symbol EXGI.  However, there is no established public trading market for our common stock.

The following table sets forth the range of high and low bid prices per share of common stock.  The quotations shown below reflect inter-dealer prices, without mark-up, markdown or commissions and may not present actual transactions.

 Common Stock
	High	Low
Quarter ended:
March 31, 2007	.039	.005
June 30, 2007	.03	.015
September 30, 2007	.035	.015
December 31, 2007	.03	.015
March 31, 2008	.02	.017
June 30, 2008	.018	.008
September 30, 2008	.01	.008
December 31, 2008	.09	.013

Holders

As of March 30, 2009, there were approximately 400 beneficial stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2008.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period. Within this discussion and analysis, all dollar amounts (except for per share amounts) have been rounded to the nearest thousand. In February, 2009, after the period covered by this annual report, we also entered the biometric security access and control business with the acquisition of Hawk Biometric Technology, Inc., a Florida corporation.  This Annual Report on Form 10-K reflects only the operations of our Parking Pro subsidiary and does not necessarily fully reflect the Company’s business as of the date hereof.

REVENUES

Our revenue is comprised of parking fees for garages that we operate on our own, license fees or rent payments for garages that we license or sublease to third parties, and management fees that we receive under management agreements.  For the year ended December 31, 2008, we generated revenue of $35,448 which consisted of parking fees from customers and management fees received under the management agreements entered into with third-party operators, as compared to $129,780 for the year ended December 31, 2007.

The $35,448  in revenue constitutes revenue earned but not yet collected by the Company and the Company has set up a bad debt reserve in the same amount.  There can be no assurance that such amounts can be collected.

OPERATING EXPENSES

Our operating expenses are comprised of personnel expenses and general and administrative expense.  Our total operating expenses for calendar year 2008 were $15,990, which includes the bad debt reserve of $35,448 as discussed in the Revenues section above, as compared to $192,672, for calendar year 2007.

Our personnel expenses for the year ended December 31, 2008 were $50,000 as compared to the $30,000 for calendar year 2007.

Our general and administrative expenses include all our other expenses other than salaries, such as administrative costs, fees for professional services and rent.

Our general and administrative expenses for the year ended December 31, 2008 were $(109,386) and $9,138 for calendar year 2007.  The reason for the negative general and administrative expenses was a result of the write–off of old liabilities in the amount of $55,317 and the result of the cancellation of stock previously issued for the non-performance of services in the amount of $75,000.

NET PROFIT (LOSS)

Our net profit or loss is our revenue less our expenses.  For the year ended December 31, 2008 our net profit was $19,458 as compared to a net loss of $62,892 for 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements are dependent on several factors, including: rent payments due, acquisitions, and professional fees. At December 31, 2008, the Company had cash and cash equivalents totaling $227.  Although the Company’s working capital is currently in a shortfall position, we believe that cash to be generated by our new business operations in 2009 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next fiscal year.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Audit Committee
Explorations Group, Inc.
Brooklyn, New York

We have audited the accompanying consolidated balance sheets of Explorations Group, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for the two years ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/ Liebman Goldberg & Hymowitz, LLP
Liebman Goldberg & Hymowitz, LLP
Garden City, New York

April 14, 2009

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
BALANCE SHEETS
DECEMBER 31,

ASSETS

	2008	2007
Current assets:
Cash and cash equivalents	$227	$227

Total current assets	227	227

Other assets:
Security deposits	-	59,000
Property and Equipment - Net
Total assets	$227	$59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts payable	$-	$17,830
Sales tax payable	122,720	122,720
Accrued expenses and taxes payable	605,567	688,776
Convertible bond payable	25,000	-
Total current liabilities	753,287	829,326

Long-term liabilities:
Due to related parties	31,820	69,873
Convertible bond payable	-	25,000

Total liabilities	785,107	924,199

Commitments and contingencies
Stockholder’s deficit:
Preferred stock - B ($0.01 par value, 500,000 shares
authorized, 67,500 issued and outstanding)	675	675
Common stock ($0.01 par value, 100,000,000 shares authorized, 24,558,136 issued and outstanding
Additional paid-in capital	1,204,682	1,226,971
Accumulated deficit	(2,235,819)	(2,255,277)

Total stockholders’ deficit	(784,880)	(864,972)

Total liabilities and stockholder's deficit	$227	$59,227

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES BALANCE SHEETS
DECEMBER 31,

ASSETS

	2008	2007
Current assets:
Cash and cash equivalents	$227	$227

Total current assets	227	227

Other assets:
Security deposits	-	59,000
Property and Equipment - Net
Total assets	$227	$59,227

LIABILITIES AND STOCKHOLDER'S DEFICIT

Accounts payable	$-	$17,830
Sales tax payable	122,720	122,720
Accrued expenses and taxes payable	605,567	688,776
Convertible bond payable	25,000	-
Total current liabilities	753,287	829,326

Long-term liabilities:
Due to related parties	31,820	69,873
Convertible bond payable	-	25,000

Total liabilities	785,107	924,199

Commitments and contingencies
Stockholder’s deficit:
Preferred stock - B ($0.01 par value, 500,000 shares
authorized, 67,500 issued and outstanding)	675	675
Common stock ($0.01 par value, 100,000,000 shares authorized, 24,558,136 issued and outstanding
Additional paid-in capital	1,204,682	1,226,971
Accumulated deficit	(2,235,819)	(2,255,277)

Total stockholders’ deficit	(784,880)	(864,972)

Total liabilities and stockholder's deficit	$227	$59,227

The accompanying notes are an integral part of the consolidated financial statements

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,

	December 31,
	2008	2007

Revenues
Parking	$35,448	$129,780

Total Revenues	35,448	129,780

Operating Expenses
Personnel expenses	50,778	30,000
Bad debt expense	35,448	129,780
General and administrative	(109,386)	9,138
Professional fees	39,150	23,754

Total Operating Expenses	15,990	192,672

Net Income (Loss)	$19,458	$(62,892)

Income (loss) per share	$0.001	$(0.004)

The accompanying notes are an integral part of the consolidated financial statements.

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2008 and 2007

	Preferred Stock B		$.01 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2006	67,500	$675	10,265,869	$102,659	$1,198,971	$(2,192,385)	$(890,080)

Common stock issued for debt			6,000,000	60,000	28,000		88,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	(62,892)	(62,892)

Balance at December 31, 2007	67,500	$675	16,265,869	$162,659	$1,226,971	$(2,255,277)	$(864,972)

	Convertible		Common Stock				Total
	Preferred Stock B		$.01 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at December 31, 2007	67,500	$675	16,265,869	$162,659	$1,226,971	$(2,255,277)	$(864,972)

Common stock issued for debt			9,042,267	90,423	45,211		135,634

Cancellation of common stock			(750,000)	(7,500)	(67,500)		(75,000)

Net income for the year ended December 31, 2008	-	-	-	-	-	19,458	19,458

Balance at December 31, 2008	67,500	$675	24,558,136	$245,582	$1,204,682	$(2,235,819)	$(784,880)

The accompanying notes are an integral part of the consolidated financial statements

Explorations Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows For The Year Ended December 31,

	2008	2007

Cash Flows From Operating Activities:

Net Income (Loss) from operations	$19,458	$(62,892)
Adjustments to reconcile net income (loss) from operations to net cash (used in) operating activities:

Bad debt expense	-	35,724

Changes in assets and liabilities:
Security deposits	59,000	-
Accounts payable	(17,830)	-
Accrued expenses	(22,575)	27,168
Due to related parties	(38,053)	-

Net Cash (Used In) Operating Activities	-	-

Net Increase (Decrease) in Cash	-	-

Cash - Beginning of Year	227	227

Cash - End of Year	$227	$227

Supplemental items (non-cash)
Issuance of common stock for debt	$135,634	$88,000
Cancellation of common stock for non-performance of services	$(75,000)	-

The accompanying notes are an integral part of the consolidated financial statements.

EXPLORATIONS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

1.           Summary of significant accounting policies:

General:

On September 9, 2004, Explorations Group, Inc. (the "Company") acquired all of the issuedand outstanding stock of Parking Pro, Inc., a New York corporation (“Parking Pro”).

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a stockholders deficit of $ 112,045 and a working capital deficit of $ 112,045 at December 31, 2008. The Company had a loss of $ 75,411 from operations for the year ended December 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. The continued existence of the Company and its subsidiaries is dependent upon the ability to obtain additional capital and/or debt financing needed to repay the current obligations of the Company and its subsidiaries. There is no assurance that the Company will be able to obtain such capital or enough financing to provide the necessary cash flow needed to fund the Company’s operations.

Basis of consolidation:

The financial statements are prepared using the accounts of the Company and its whollyowned subsidiaries. All material intercompany transactions and account balances have beeneliminated upon consolidation.

Cash and cash equivalents:

Cash and cash equivalents include cash on hand and in the banks. They are carried at cost, which approximates fair market value.

Concentration of credit risk:

The Company maintains its cash in bank deposit accounts at high credit, quality financial institutions. The balances, at times, may exceed federally insured limits.

EXPLORATIONS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

Advertising costs:

The Company expenses advertising costs as they are incurred. The Company did not incur any advertising expense for the year ended December 31, 2008.

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

Recent Accounting Pronouncements –

There were no new FASB accounting pronouncements issued during the years 2007 and 2008 that affected the Company’s financial statements.

EXPLORATIONS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

2.           Reorganization:

On July 29, 2004, Explorations Entertainment and Education, Inc. (the “Company”) executed a reorganization agreement (the “Agreement”) with Explorations Group, Inc. (“Explorations”). Under the terms of the Agreement, the Company’s shareholders shall exchange all of the issued and outstanding shares of common stock of the Company in exchange for 1,500,000 shares of Explorations, $ .01 par value, common stock and 60,000 shares of Class B voting convertible preferred shares. Each Class B share is convertible into 100 shares of Explorations common stock. Of the 7,500,000 shares of common stock that may be received by the Company’s shareholders, 6,000,000 shares shall be designated as “Restricted Shares”. Upon the Company’s acquisition of interests in other parking facilities (a “Facility”) either owned or operated by affiliates of the Company or third parties (a “Facility Acquisition”), for which it acquires leases and/or management contracts, all restriction and cancellation provisions on six  (6) restricted shares shall be removed for each one hundred ($ 100) dollars in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA “) acquired by the Company as a result of such Facility Acquisition, which shall be determined by the December 31, 2003 financial statements. There were no changes under the terms of this agreement during the year ended December 31, 2008.

3.           Related party transactions:

The Company uses the services of a related entity to perform management services for the subsidiaries. F.B. Acquisitions, Inc., affiliated through common management, processed and collected cash receipts and paid certain expenses as well as providing other services on behalf of the subsidiaries. No formal agreement exists and no additional fee is charged for the other services. For the year ended December 31, 2008 the company did not pay any management fees.

During the quarter ended December 31, 2008, the Company recorded a write-off off old liabilities in the amount of $55,317 for amounts owed to various related parties.This debt was incurred for expenses paid by the related parties.

4.           Property and equipment:
      December 31,
Property and equipment consists of the following:                                                                                                                     2008            2007
Furniture and fixtures		$1,586	1,586
Less: accumulated depreciation		(1,586)	(1,586)

Property and equipment, net	$	- 0 -	- 0 -

EXPLORATIONS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

5.           Income taxes:

Due to a net operating loss carryfoward, there is no current income tax provision for the year ended December 31, 2008.

The tax provision for income taxes differs from the “expected” tax expense for the year ended December 31, 2008, computed by applying a federal corporation tax rate of 34% as follows:

Computed “expected” tax expense		$5,166
Valuation allowance		5,166
	$	- 0 -

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

Tax benefit of net operating loss carryforward		$700,000
Gross deferred tax asset		700,000
Valuation allowance		(700,000)
Net deferred tax asset	$	- 0 -

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $ 2,300,000 for income tax purposes, available to offset future earnings which expire on various dates through 2025. Uses of the net operating losses may be limited based upon the Internal Revenue Code.

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

EXPLORATIONS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

7.           Commitments and contingencies:

The Internal Revenue Service has a federal tax lien against all of the property and rights tothe property of Big Scherm’s, Chiefs and NYC’s former parent, Smart Parking, Inc., for unpaid federal withholding taxes for the years ended December 31, 1999 and 2000. The unpaid balance is included in the accrued expenses.

On August 30, 2004, the Company entered into an employment agreement with its Chief Executive Officer/President. On August 30, 2004, Parking Pro entered into an employment agreement with its Vice President. Both agreements expired on August 29, 2007 as stated in the terms of the agreement. For their services, each received an annual base compensation of $25,000.

During the year ended December 31, 2008 there was $ 50,000 recorded for the employment agreement.

8.           Common stock:

During the quarter ended March 31, 2008, the Company issued 9,042,267 shares of common stock for the satisfaction of debt amounting to $135,634 or $0.015 per share. The Company valued these common shares at the quoted trading price on the date of issuance.

During the quarter ended December 31, 2008, the Company cancelled 750,000 shares of common stock that were previously issued in 2005, for services rendered.  The Company cancelled said shares for non-performance of services.

9.	Subsequent event:

On February 19, 2009, pursuant to the terms of an Agreement and Plan of Merger by and between the Company, Hawk Acquisition Corp., a Florida corporation, and Hawk Biometric Technologies, Inc., Hawk Acquisition Corp, a newly formed, wholly-owned subsidiary of the Company (the “Merger Agreement”), merged with Hawk Biometric Technologies, Inc.  Pursuant to the merger, Hawk Biometric was the surviving entity and became a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the former stockholders of Hawk Biometric received .02 shares of the Company’s Series B Preferred Stock for each share of Hawk Biometric Class A and Class B common stock for a total of 599,288 shares of the Company’s Series B Preferred Stock as consideration for the merger.  Pursuant to the Amended and Restated Certificate of Designation of the Company’s Series B Preferred Stock, each share of Series B Preferred Stock is convertible into one hundred (100) shares of the Company’s common stock at any time, at the option of the holder and will automatically be converted on the day following the completion of the Company’s 6-for-1 reverse split of its common stock (the “Reverse Common Stock Split”).  The Series B Preferred Stock is not subject to adjustment upon the occurrence of the Reverse Common Stock Split.  Upon the completion of the Reverse Common Stock Split, the Series B Preferred Stock issued as consideration under the Merger Agreement will automatically convert into 59,928,800 shares of the Company’s common stock.

“In February, 2009, the Company issued a total of 5,441,864 shares of common stock to related parties in exchange for the following: 1,772,400 shares issued for the reimbursement of non-reimbursed expenses, 1,943,779 shares for payment of accrued by unpaid salary and 1,125,000 shares for services rendered in connection with the above-mentioned transaction.”

Item 9     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A (T).  Controls and Procedures.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information relating to the Company required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.  Our internal control over financial reporting was not effective for the following reasons:

a)
The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)
The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's absence of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our directors and executive officers and of December 31, 2008:

Name	Age	Position
Eric Brown	45	Chairman, CEO, CFO and Director
Ian Brown	42	Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

SUMMARY COMPENSATION TABLE (1)

			Long term compensation
			Number of securities
Name and Position	Year	Salary (2)	Underlying options (3)

Eric Brown, CEO	2008	$50,000	-
Eric Brown, CEO	2007	$30,000	-

(1) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no such compensation to be reported.

(2) Accrued but not paid.

(3) Represents options granted to such executives.

The following table sets forth certain information concerning options granted to the named executives.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2008

None

COMPENSATION OF DIRECTORS

None

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

No officers or directors have employment agreements with the Company.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 10, 2009, the ownership of the Company’s common stock and Series B Preferred stock by (i) each of our directors and executive officers; (ii) all of our executive officers and directors as a group; and (iii) all persons known by us to beneficially own more than 5% of our common stock.  Unless otherwise indicated in the footnotes to the table, (1) the following individuals have sole voting and sole investment control with respect to the shares they beneficially own and (2) the address of each beneficial owner listed below is c/o the Company, 777 South Flagler Dr., Suite 800, West Tower, West Palm Beach, Florida, 33401.

Name and Address of Beneficial Owner	Shares of Common Stock (1)	Percentage Ownership of Shares of Common Stock (2)	Shares of Series B Preferred Stock (3)	Voting Power of Shares of Preferred Stock (3)(4)
Executive Officers and Directors
David Coriaty	0	0	160,000	17.8%
Tony De Risi	0	0	80,000	8.9%
Edward Sebastiano	0	0	80,000	8.9%
Mark Spanakos	0	0	80,000	8.9%

All Executive Officers and Directors as a group (4 persons)	0	0	400,000	44.5%
5% Stockholders
CLR Associates, Inc.	0	0	60,000	6.7%

All Executive Officers, Directors and 5% Stockholders as a group (five persons)	0	0%	460,000	51.2%

(1)  Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)  Based upon 30,000,000 shares of Common Stock issued and outstanding as of February 20, 2009.

(3)  Based upon 599,288 shares of Series B Preferred Stock issued and outstanding as of February 20, 2009.  Shares of Series B Preferred Stock can be converted, at any time, into 100 shares of common stock and are entitled to vote in all matters on an as-converted basis. Since each shares of Series B Preferred Stock can be voted on an as-converted basis, the effective voting power of each individual listed is shown.

(4)  Shares of Series B Preferred Stock are not subject to the Company’s announced 1-for-6 reverse common stock split which has no yet been effectuated.  Immediately upon the effectuation of the anticipated 1-for 6 reverse stock split, each shares of Series B Preferred stock then issued and outstanding will be automatically converted into 100 shares of common stock.  On a post-reverse 1-for 6 stock split basis, assuming that no additional shares of common stock have been issued and assuming no prior conversions of shares of Series B Preferred Stock into common stock, the voting power shown for each individual will increase by approximately 17.6%.

Item 12: Certain Relationships and Related Transactions

As of December 31, 2008, the Company was indebted to Eric Brown, our President in the amount of $50,000 representing salary which is accrued but unpaid.

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

None.

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Liebman Goldberg & Drogin, LLP for the audit of the Company’s annual financial statements for 2008 and 2007.

	2008	2007
Audit fees	$21,850	$13,000

All other fees	-	-
Audit related	-	-
Other non-audit	$1,800	-
Services	-	-
Total all other fees	-	-
Total	$23,650	$13,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORATIONS GROUP, INC.
(Registrant)

By /s/ David Coriaty
   ------------------------------
  (David Coriaty, Chief Executive
  Officer, Chief Financial Officer,
  President and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

--------------------------------------------------------------------------------------------------------------
Signature                                      Title                                    Date
--------------------------------------------------------------------------------------------------------------
/s/ David Coriaty                    Chief Executive Officer,       April 15, 2009
------------------------------------
Chief Financial Officer

(David Coriaty)
------------------------------------
President and Director

OTheR DIRECTORS

EXHIBIT INDEX

Exhibit	Contents
31	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934