Form 10-Q
period 2009-03-31
EXPLORATIONS GROUP INC
filed 2009-05-20
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:
March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

 EXPLORATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-49864	65-1089222
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

777 South Flagler Drive Suite 800-West Tower
West Palm Beach, Florida  33401

 (Address of Principal Executive Office) (Zip Code)

(561) 515-6113
(Registrant’s telephone number, including area code)

34 Fifteenth Street, Brooklyn, NY 11215
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
As of May 15, 2009 there were 30,000,000 shares of common stock outstanding.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes    ☐  No

PART I

ITEM 1.  FINANCIAL STATEMENTS

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and cash equivalents	$22,901	$230,731

Total assets	$22,901	$230,731

Liabilities and stockholders’ (deficit)

Current Liabilities:
Accrued expenses	4,500	16,000
Officers' Loans Payable	168,047

Total liabilities	172,547	16,000

Stockholders' Equity:
Preferred stock-B ($0.01 par value, 500,000 shares authorized, 67,500 issued and outstanding)	675	-
Common stock ($0.01 par value 100,000,000 shares authorized, 30,000,000 issued and outstanding)	300,000
Additional paid in capital	15,665,067	15,493,900
Deficit accumulated	(16,115,388)	(15,279,169)

Total stockholders' equity (deficit)	(149,646)	214,731

Total liabilities and stockholders' (deficit)	$22,901	$230,731

See accompanying notes to financial statements.

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2009	2008*
	(unaudited)
Revenues	$-	$-

Expenses:
Officers' salary	130,000
General and administrative	295,628	-

Total operating expenses	425,628	-

Net (loss)	$(425,628)	$-

Net (loss) per share	$(0.02)	$0.00

*	The Company did not commence business operations until August, 2008

See accompanying notes to financial statements.

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss)	$(425,628)	$-

Adjustment to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Changes in assets and liabilities
Accrued Expenses	4,500
Officers' Loans Payable	117,343	-
Net cash (used in) operating activities	(303,785)

Cash Flows From Financing Activities:
Sale of common stock	343,827	-
Net Cash Provided by Financing Activities	343,827

Net increase in cash and cash equivalents	40,042	-

Cash and cash equivalents - beginning of period	(17,141)	-

Cash and cash equivalents - end of period	$22,901	$-

See accompanying notes to financial statements.

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2009

Note 1 – Nature of Business:

As of September, 2004, the Company, through its operating subsidiary Parking Pro, Inc. operated parking garages in New York City. During 2008, the Company decided to pursue a new business direction and on February 19, 2009, the Company acquired Hawk Biometric Technology, Inc., a Florida corporation. Hawk Biometrics is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. This technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, sporting and gaming applications where identity management is required.

Basis of Presentation

On February 19, 2009, the Company acquired Hawk Biometric Technology, Inc., a Florida corporation (“Hawk Biometric”). Hawk Biometric is considered the accounting acquiror.  Thus, the financial statements have been prepared as if Hawk Biometric was the reporting company for the periods shown.  In addition, for the three month period ended March 31, 2008, Hawk Biometric has yet to commence business activities.

Note 2 – Summary of Significant Accounting Policies:

The Company prepares it financial statements in conformity with generally accepted accounting principles.

Revenue Recognition:

The Company currently has not had any revenues, but intends to recognize revenue in the future when earned, there is a fixed and determinable price for its product and collectibility is reasonably assured when title passes.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company does not have cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of March 31, 2009.

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical estimates include management’s judgments associated with revenue recognition, concentration of credit risk, goodwill and income taxes.  Actual results could differ from those estimates.

Long-Lived Assets

In accordance with SFAS NO. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable.  An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less then the carrying value of that asset.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”.  SFAS 109 requires and asset and liability approach for financial reporting for incomes taxes.  Under SFAS 109, deferred taxes are provided for temporary differences between the carrying values of the assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Because the Company has an uncertainty regarding it as a going concern, a 100% valuation allowance has been set up for any deferred tax item.

Going Concern

The Company’s financial statements have been presented on a basis that it is a going concern.  The Company has experienced a loss for the period ended March 31, 2009, has negative working capital and a stockholders’ deficit in the amount of $145,146 and the Company’s continued existence is in doubt.

EXPLORATIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2009

Note 3 – Patents

In May 2008, the Company issued approximately 23,000,000 shares of its common stock on a one for one basis to the shareholders of Hawk Biometrics of Canada, Inc. in exchange for that Company’s existing patents.   The transaction accounted for on a fair market value basis recognized the patent value at $15,000,000.  Subsequently, it was determined that the patents were impaired in accordance with SFAS # 144, as the expected cash flows to be generated were currently $-0-.

As part of the stock transaction, the Company also received approximately $210,000, which is reflected in paid in capital.

Note 4 – Acquisition of Hawk Biometric

On February 19, 2009, pursuant to the terms of the agreement and plan of merger by and between the Company, a newly formed subsidiary Hawk Acquisition Corp., and Hawk Biometric Technologies, Inc. (the merger Agreement) the Company acquired Hawk Biometric Technologies, Inc. Shareholders of Hawk Biometrics received a total 600,000 shares of  the Company’s series “B” Preferred  Stock, each share of which is convertible into 100 shares of the Company’s common stock, at any time after the anticipated one for six reverse stock split of the Company’s common stock.

Note  5- Related Party Transactions

David Coriaty, the Company’s President loaned the company $168,047 as of March 31, 2009, which is expected to be paid back with-in twelve months.  The loan is a demand loan and is without interest.

Note 6 – Subsequent Events

On April 21, 2009, the Company announced that it signed a non-binding letter of intent to acquire ME2 Security, LLC for $1.6 million to be paid in a combination of cash, stock and debt. ME2 is a Pennsylvania based software and development company that provides command and control security software and hardware products. The Company expects to be able to promptly consummate the transaction, subject to due diligence, the execution of definitive agreements, and other conditions to closing. There is no assurance that a definitive agreement providing for the transaction as contemplated by the Letter of Intent will be executed or that the transaction will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW

As of September, 2004, the Company, through its operating subsidiary Parking Pro, Inc. operating parking garages in New York City. During 2008, the Company decided to pursue a new business direction and on February 19, 2009, the Company acquired Hawk Biometric Technology, Inc., a Florida corporation. Hawk Biometrics is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. This technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, sporting and gaming applications where identity management is required.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenues

We had no revenue for the three month period ended March 31, 2009 as well as for the comparable period in 2008, as a result of the Company’s products not yet being available for sales and licensing.

Operating Expenses

Our operating expenses are comprised of costs of salaries and general and administrative expenses.

For the three month period ended March 31, 2009, our operating expenses were $425,628 as compared to $0 for the comparable period in 2008, an increase of $425,628.  The increase in operating expenses was primarily the result of the commencement of the Company’s product development operations after the end of the first quarter of 2008.

Net Profit

Our net profit or loss is computed as our total revenues less expenses.  For the three month period ended March 31, 2009, our net loss was $425,628 as compared to a net loss of $0 in the same period in 2008, an increase of $425,628.  The increase in net loss is primarily attributed to the result of the commencement of the Company’s product development operations after the end of the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern, is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended September 30, 2008 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.  Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level, as of March 31, 2009.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Signature	Capacity	Date

/s/ David Coriaty David Coriaty	Chief Executive Officer, President and Principal Financial Accounting Officer	May 20, 2009