Form 10-Q
period 2009-06-30
Hawk Systems, Inc.
filed 2009-08-19
CIK 1175445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

HAWK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-49864	65-1089222
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

777 South Flagler Drive Suite 800-West Tower

West Palm Beach, Florida  33401

 (Address of Principal Executive Office) (Zip Code)

(516)     515-6113

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit any post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).¨ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2009
Common Stock, $0.01 par value	31,299,316
Series B Preferred Stock, $0.01 par value	599,288

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008 (Audited)

3

Consolidated Statements of Operations for the Periods ended June 30, 2009 and 2008 (Unaudited)

4

Statements of Cash Flows for the Periods ended June 30, 2009 and 2008 (Unaudited)

5

Notes to Unaudited Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and
Plan of Operation

12

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

14

Item 4t.

Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.

Legal Proceeding

16

Item 1a.

Risk Factors

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Submission Of Matters to a Vote of Security Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits

17

Signatures

18

 CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements of historical facts that address future activities, events or developments  are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management are subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks include, among others, the following: international, national and local general economic and marked conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-Q, unless the context requires otherwise, Explorations Group, Inc., Hawk Systems, Inc., Hawk Acquisition Corp., Hawk Biometric Technologies, Inc., Parking Pro, Inc, “we" or "us" or the "Company" means Hawk Systems, Inc.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Hawk Systems, Inc.

Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	September 30, 2008

ASSETS
Current assets
Cash	$540	$230,731
Prepaid financing costs	17,519
TOTAL CURRENT ASSETS	18,059	230,731
Other long-term assets	14,598	––
TOTAL ASSETS	$32,657	$230,731

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$113,109	$––
Bond payable	25,000	––
Loan payable - related party	168,048	––
Accrued liabilities	123,126	––
Accrued payroll liabilities	240,000	16,000
TOTAL CURRENT LIABILITIES	669,283	16,000

Long-term liabilities
Convertible debenture, net of $81,000 discount	19,000	––
TOTAL LONG-TERM LIABILITIES	19,000	––
TOTAL LIABILITIES	688,283	16,000
STOCKHOLDERS’ DEFICIT
Preferred stock
Series B -500,000 shares authorized, $0.01 par value, 599,288 and 0 shares outstanding at June 30, 2009 and September 30, 2008	5,993	––
Common stock
40,000,000 shares authorized, $0.00 par value, 28,861,405 shares issued and outstanding at September 30, 2008	––	––
100,000,000 shares authorized, $0.001 par value, 31,299,317 shares issued and outstanding at June 30, 2009	31,299	––
Additional paid-in capital	17,249,859	15,493,900
Accumulated deficit during development stage	(17,942,777)	(15,279,169)
TOTAL STOCKHOLDERS’ DEFICIT	(655,626)	214,731
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$32,657	$230,731

See accompanying notes to the condensed financial statements.

Hawk Systems, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
REVENUE	$––	$––	$––	$––

OPERATING EXPENSES
General and Administrative	1,803,342	––	2,188,563	––
Research and Development	––	––	40,408	––
Total Operating Expenses	1,803,342	––	2,228,971	––

LOSS FROM OPERATIONS	(1,803,342)	––	(2,228,971)	––

OTHER INCOME (EXPENSE)
Interest Expense	24,047	––	24,047	––
Total Other Income (Expense)	24,047	––	24,047	––

LOSS BEFORE INCOME TAXES	(1,827,389)	––	(2,253,018)	––

INCOME TAX EXPENSE	––	––	––	––

NET LOSS	$(1,827,389)	$––	$(2,253,018)	$––

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.06)	$––	$(0.07)	$––
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	31,299,315	3,327,590	30,804,264	6,691,747

See accompanying notes to the condensed financial statements.

Hawk Systems, Inc.

Hawk Statements of Cash Flows

(Unaudited)

	For the six months ended June 30
	2009	2008*
Cash flows from operating activities:
Net loss	$(2,253,018)	$––
Accretion of interest on convertible debenture	19,000	––
Stock-based compensation expenses	1,231,872	––
Amortization of deferred financing costs	2,920	––
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase (decrease) in accounts payable	113,109	––
Increase (decrease) in loan payable-related party	168,048	––
Increase (decrease) in accrued liabilities	115,626	––
Increase (decrease) in accrued payroll liabilities	240,000	––
Net cash used in operating activities	(362,443)	––

Cash flows from investing activities:	––	––

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	87,000	––
Sale of common stock	293,123
Net cash provided by financing activities	380,123	––

Net increase (decrease) in cash	17,680	––

Cash, beginning of period	(17,140)	––
Cash, end of period	$540	$––
Supplemental Cash Flow Information:
Cash paid for interest	$––	$––
Cash paid for income taxes	$––	$––

*The Company did not commence business operations until August, 2008

See accompanying notes to the condensed financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANICAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Summary of Significant Accounting Policies:

Business and Basis of Presentation

Since September 2004, Explorations Group, Inc., (now Hawk Systems, Inc.), (the “Company” and “Hawk”) was in the business of operating parking lots and garages in New York City and surrounding areas  through its wholly-owned operating subsidiary, Parking Pro, Inc.  During 2008, the Company decided to pursue a new business direction.   On February 19, 2009, pursuant to the terms of an Agreement and Plan of Merger by and between the Company, Hawk Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Hawk Acquisition”) and Hawk Biometric Technologies, Inc., a Florida corporation (the “Merger Agreement”), Hawk Acquisition merged with Hawk Biometric Technologies, Inc. (“Hawk Biometric”).

The former stockholders of Hawk Biometric were granted 599,288 shares of the Company’s Series B Preferred Stock in exchange for all of the outstanding shares of Hawk Biometric Class A and Class B common stock.  Each share of Series B Preferred Stock is convertible into one hundred (100) shares of the Company’s common stock at any time, at the option of the holder and will automatically be converted into common stock on the day following the completion of a 6-for-1 reverse split of its common stock (the “Reverse Common Stock Split”), which shares in the aggregate constituting approximately 66.7% of the issued and outstanding capital stock of the Company prior to such reverse split and 95% subsequent to such reverse split.

The merger resulted in a change of control, and as such, Hawk Biometric is the surviving entity and is a wholly-owned subsidiary of the Company.  This report on Form 10-Q is presented accordingly.

On May 27, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware changing its name to Hawk Systems Inc.  On July 15, 2009, the trading symbol for the Company’s common stock, which is traded on the Over-The-Counter Bulletin Board, was changed from EXGI to HWSY.

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

Basis of Presentation

Reverse Merger.  The Merger has been accounted for as a reverse merger in the form of a recapitalization with Hawk Biometrics as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Hawk Biometrics for all periods prior to the consummation of the Merger.

The unaudited interim balance sheet as of June 30, 2009 and the statement of operations and cash flows for the three- and six-month periods ended June 30, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

Since inception, Hawk has not realized any revenue from its biometric technology business.  We have been primarily engaged in developing our fingerprint authentication technology and identifying, and pursuing acquisitions of related assets or companies.  We have not yet manufactured or distributed products. To date, our operations consist of raising capital and preparing for our first commercial product sale.  There is no guarantee that we will be able to sell product or generate revenues.  These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANICAL STATEMENTS

(Unaudited)

Going Concern

We have incurred losses since inception and have a working capital deficit of $651,764 and an accumulated deficit of $$655,626 at June 30, 2009, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations since inception through the issuance of debt and equity securities. Should we require additional funds and are unable to acquire such funds, our ability to continue as a going concern will be severely impacted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill and intangible assets.  Actual results could differ from those estimates.

Revenue Recognition:

The Company has not reported any revenues during the six months ended June 30, 2009 but intends to recognize revenue in the future when earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Cash and Cash Equivalents:

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.  We do not have cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of June 30, 2009.

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable.  An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less then the carrying value of that asset.

Income Taxes:

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).   SFAS 109 requires and asset and liability approach for financial reporting for incomes taxes.  Under SFAS 109, deferred taxes are provided for temporary differences between the carrying values of the assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Because the Company has an uncertainty regarding it as a going concern, a 100% valuation allowance has been set up for any deferred tax item.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANICAL STATEMENTS

(Unaudited)

Fair Value Measurements:

As of June 30, 2009, we do not have any accounts that are required to be or that we elected to measure at fair value.   We believe that the fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and other short-term items approximate their carrying amounts.  The interest rates payable on our bond payable and debenture approximate market rates on similar borrowings at June 30, 2009.   As of June 30, 2009, the fair value of our long-term debt was $100,000, which exceeded the carrying value by $81,000.

Loss per Common Share

We apply SFAS No. 128, "Earnings per Share," which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three and six month periods ended June 30, 2009 and 2008, the 69,311,578  potential common stock shares to be issued upon exercise or conversion of outstanding stock options, warrants, convertible debenture, and Series B Preferred Stock have not been included in the determination of loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a Replacement of FASB Statement No. 162, (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. We do not believe the adoption of SFAS 168 will have a material impact on our results of operations or financial position.

The adoption of other recently issued accounting pronouncements did not have a material effect on our financial position or results from operations.  We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 3 – Patents:

In May 2008, we issued approximately 23,000,000 shares of our common stock on a one-for-one basis to the shareholders of Hawk Biometrics of Canada, Inc. in exchange for that Company’s existing patents.   The transaction, which was accounted for on a fair market value basis recognized the patent value at $15,000,000.  Subsequently, it was determined that the patents were impaired in accordance with SFAS 144, as the expected cash flows to be generated were $-0- at the time of valuation.

As part of the stock transaction, we also received approximately $210,000, which is reflected in paid in capital.

Note 4 – Merger

On February 19, 2009, we completed an Agreement and Plan of Merger among the Company, Hawk Acquisition, and Hawk Biometric.   The former stockholders of Hawk Biometric were granted 599,288 shares of the Company’s Series B Preferred Stock in exchange for all of the outstanding shares of Hawk Biometric Class A and Class B common stock.  Each share of Series B Preferred Stock is convertible into one hundred (100) shares of our common stock at any time, at the option of the holder and will automatically be converted into common stock on the day following the completion of a 6-for-1 reverse split of our common stock (which we expect to complete before

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANICAL STATEMENTS

(Unaudited)

the end of fiscal 2009), and which shares in the aggregate constituting approximately 66.7% of our issued and outstanding capital stock on a pre-reverse split basis and approximately 95% on a post-split basis.

For accounting purposes, these actions resulted in a reverse merger, and Hawk Biometric is the accounting survivor and surviving business entity; however, Explorations Group, Inc. is the surviving legal entity.

We assumed an estimated $32,500 in liabilities pursuant to the transaction.  As we did not acquire any assets, we reduced paid in capital by $32,500, which represents the net liabilities acquired.  These liabilities are comprised of a $25,000 bond payable and estimated accrued interest thereon.  See Note 6 and Note 9.

Note  5 – Related party transactions

As of June 30, 2009, we owed David Coriaty, the Company’s Chairman, approximately $168,048, which is expected to be repaid within nine months.

Note 6 – Debt

The components of debt are summarized as follows.

Long-Term Debt	June 30, 2009
Convertible debenture	$100,000
Discount for beneficial conversion feature and warrant	(81,000)
Bond payable	25,000
44,000
Less current portion	(44,000)
$—

On April 30, 2009, we issued a two-year $100,000 convertible debenture (“Debenture”) to an accredited investor.  The Debenture bears interest, which is payable quarterly, at the rate of 10% per annum. The Debenture is convertible into 1,388,889 shares of our Common Stock at a conversion price of $0.072 per share, which was $0.068 per share above fair market value of our Common Stock on the date of issuance.  Upon maturity on April 30, 2011, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Debenture, we issued warrants to purchase 50,000 shares of our Common Stock at $0.25 per share (“Debentures Warrants”), which was $0.18 above the fair market value of our Common Stock on the date of issuance. The Debenture Warrants are immediately exercisable and expire on April 30, 2012.  Net cash proceeds after expenses totaled approximately $87,000 and were used for working capital.  We paid investment banking fees and expenses of $13,000 and issued warrants to purchase 138,899 and 5,000 shares of our Common Stock at exercise prices of $0.072 and $.25 per share, respectively, to the investment banking firm that facilitated the debenture transaction.

We recorded the Debenture at a 100% discount after giving effect to the estimated fair market value beneficial conversion feature of the Debenture and the Debenture Warrants, which was equal to $100,000 and credited to equity. The Debenture Warrants were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%, annual volatility of 310.15%, and risk free interest rate of 4.1%. The carrying value of the Debenture is being accreted to the face amount by charges to interest expense over the two year term until maturity on April 30, 2011.

We incurred financing costs totaling $35,037 pursuant to the Debenture, including investment banking and professional fees. These deferred financing costs are being amortized to interest expense over the two year term of the Debenture. After giving effect to the value of the related warrants and the financing costs, the effective rate of interest on the Debenture is 145%.

Pursuant to our acquisition of EXGI, we assumed the obligation to repay a Class A, Series A Convertible Bond (“Bond”) held by the Tucker Family Spendthrift Trust (the “Trust”). The Class A Bond is in the principal amount of $25,000 plus interest accrued and carried a term of five years through May 3, 2009, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City).  The terms of the bond include a conversion option that provided for conversion into a number of shares equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the bond document, not to exceed 4,200,000

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANICAL STATEMENTS

(Unaudited)

shares of capital stock.   On April 29, 2009, the Trust provided notice of election to convert $24,000 in principal and accrued interest of the bond.  However, pursuant to the terms of the Merger Agreement, the total capitalization of EXGI was not to exceed 30,000,000 shares prior to the date of the Merger, and as there was approximately 30,000,000 common shares outstanding, we believe that the convertibility of the Bond was nullified on the date of the Merger or otherwise unenforceable under applicable law.  See Note 9, Contingencies – Litigation.

Note 7 – Stock-based Compensation

On May 12, 2009, we granted a non-qualified stock option to our new President and Chief Executive Officer pursuant to the terms of his employment agreement.  The grant provides for the purchase of 7,800,000 shares of common stock at an exercise price of $0.16, which was the closing price on the date of the grant.  It is exercisable immediately and carries a term of five years.

We recorded stock compensation expense totaling $1,231,872 in the quarter ending June 30, 2009, which was the estimated the fair value of these options on the date of grant.  We used the Black-Scholes option-pricing model to determine the fair value with the following weighted average assumptions:  Volatility, 290.47%, expected life, 3 years; risk free rate, 4.13%; dividend yield, 0%.

As of June 30, 2009, there were no other outstanding stock options.

Note 8 – Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, $0.001 par value, and 500,000 shares of Preferred Stock, $0.01 par value. There were 31,299,316 shares of Common Stock and 599,288 shares of Series B Preferred Stock outstanding on June 30, 2009.   Each share of Series B Preferred Stock is convertible into one hundred (100) shares of our common stock at any time, at the option of the holder and will automatically be converted into common stock on the day following the completion of a 6-for-1 reverse split of our common stock (which we expect to complete before the end of fiscal 2009).

Note 9 – Commitments and Contingencies

Litigation – On June 9, 2009, Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Thrust, filed a complaint in the 15th Judicial Circuit of Palm Beach County, seeking the issuance of 3,323,821 shares of common stock and 63,717 shares of preferred stock plus legal fees and costs.  We believe this litigation is without merit and are vigorously defending the complaint.   We filed an answer to the complaint on August 14, 2009.

Contingencies – Pursuant to an agreement dated February 13, 2009, we agreed to extend and amend an investment banking agreement originally dated May 5, 2008 with Cresta Capital Strategies, LLC (“Cresta”).  The amendment provides for a monthly fee payable to Cresta of $100,000 for a period of twelve months.  We are currently renegotiating our relationship with Cresta with the intent of eliminating the obligation pursuant to the monthly fees, and accordingly, we have not recorded any expenses or liabilities for such fees.

Commitments – We entered into an employment agreement with our Chairman, David Coriaty, on May 1, 2009, which provides for a base salary of $780,000 per annum for a one-year term.  No payments have been made pursuant to this employment contract.  Further, we do not intend to make payments pursuant to the contract until corporate profits or other funding sources are sufficient to do so.  We are recording the expense over the term of the agreement.

Note 10 – Potential Acquisitions:

On March 9, 2009, we signed a non-binding letter of intent for the acquisition of Daniel R. Smith & Associates, Inc. (“DRSA”) for $4.2 million to be paid in a combination of cash and debt.  The letter of intent provides that the purchase price will be paid at closing in the form of $250,000 in cash and a convertible promissory note in the amount of $3,950,000, with such promissory note containing terms as to be negotiated by the parties.  Although we continue to negotiate with the parties to this transaction, there is no assurance that the transaction will be consummated.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANICAL STATEMENTS

(Unaudited)

On April 21, 2009, we announced that we have signed a non-binding letter of intent to acquire ME2 Security, LLC for $1.6 million to be paid in a combination of cash, stock and debt. ME2 is a Pennsylvania based software and development company that provides command and control security software and hardware products.  Although we are believe we are in the final stages of negotiating a definitive agreement, there is no assurance that the transaction will be consummated.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW

Our predecessor, Explorations Group, Inc, operated parking garages in New York City through its operating subsidiary Parking Pro, Inc.  On February 19, 2009, the Company acquired Hawk Biometric Technology, Inc., a Florida corporation, in a reverse merger transaction, which has been accounted for as a reverse merger in the form of a recapitalization with Hawk Biometrics as the successor.  The recapitalization has been given retroactive effect in the accompanying financial statements, and the accompanying consolidated financial statements represent those of Hawk Biometrics for all periods prior to the consummation of the Merger.

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

It is currently intended to sell the Parking Pro, Inc., subsidiary in the near future, as we anticipate focusing on our technology business.  We do not anticipate that proceeds, if any, will be material.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Hawk Systems, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

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

Revenue Recognition - We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under SAB No.104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonable assured.

Share-based Compensation - We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.  Liability classified share-based awards are remeasured at fair value each reporting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

We generated $0 revenue for the three- and six-month periods ended June 30, 2009 as well as for the comparable period in 2008.  Our technology products were not yet being available for sales and licensing during these periods.

General and Administrative Expenses

General and administrative expenses are comprised of costs of salaries, expenses related to the compliance requirements of a publicly traded company, expenses incurred in the process of identifying and qualifying suitable acquisition targets, and other general and administrative expenses.

For the three- and six-month periods ended June 30, 2009, our general and administrative expenses totaled $1,803,342 and $2,188,563, respectively, as compared to $0 for the comparable periods in 2008.  The increase in these expenses was primarily the result of approximately $1.2 million in stock-based compensation expenses in the three and six months ended June 30, 2009, and expenses incurred as a result of the reverse merger and becoming a public company in February 2009.

Research and Development Expenses

Research and development expenses are comprised of the development of both the design and actual components of our fingerprint authentication technology as well as activities that enable us to keep abreast of the dynamic and evolving industry for these products.  Research and development expenses totaled $0 and $40,408 in the three and six month periods ended June 30, 2009, as compared to $0 in the comparable periods in 2008.  We commenced product development activities subsequent to June 30, 2008.

Interest Expense

Interest expense totaled $24,047 for the three- and six-month periods ended June 30, 2009, as compared to $0 for the comparable periods in 2008.  We began incurring interest expense upon the issuance of our convertible debenture on April 30, 2009, including coupon interest at the rate of 10% per annum as well as the amortization of the financing costs and the discount related to its beneficial conversion feature and related warrant.

Net Loss

Our net profit or loss is computed as our total revenues less expenses.  For the three- and six month periods ended June 30, 2009, net loss totaled $1,827,389 and $2,253,018, respectively, compared to a $0 in each of the comparable periods in 2008.  The net loss in the fiscal 2009 periods is primarily attributed to the result of the commencement of product development operations in the last half of 2008, activities pursuant to the reverse merger, and expenses related to our pursuit of suitable acquisition targets that will complement our business activities.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended September 30, 2008 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

We have funded our operations through the sale of common stock and loans from our Chairman.  We issued a $100,000 convertible debenture in April 2009 and used the proceeds to pay accounting, legal, consulting, and investment banking fees.  Our corporate officers have agreed to defer payments pursuant to their employment agreements until funds are available.  We anticipate seeking to sell additional equity or debt securities or obtain a credit facility in order to finance our growth.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.  The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we will likely not be able to continue any business activities.  Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also acts as our Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The evaluation considered the procedures designed to provide assurance to ensure that information required to be disclosed by us in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Following the Company’s business combination in February 2009 and pursuant to our evaluation, new management has commenced a redesign of the Company’s disclosure controls and we believe our disclosure controls and procedures are being redesigned to provide reasonable assurance of achieving their objectives in the future.  Based on that evaluation, our Chief Executive Officer concluded that our controls and procedures were ineffective due to the limited resources of the Company, as of June 30, 2009.  Pursuant to and following the management transition, the company is seeking to remediate its disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDING

On June 9, 2009, Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Thrust, filed a complaint in the 15th Judicial Circuit of Palm Beach County, which alleges breach of contract and specific performance, and seeks the issuance of 3,323,821 shares of common stock and 63,717 shares of preferred stock plus legal fees and costs.  We believe this litigation is without merit and are vigorously defending the complaint.

ITEM 1A.

RISK FACTORS

Not required disclosure for a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2009, we issued a two-year $100,000 convertible debenture (“Debenture”) to an accredited investor.  The Debenture bears interest, which is payable quarterly, at the rate of 10% per annum. The Debenture is convertible into 1,388,889 shares of our Common Stock at a conversion price of $0.072 per share, which was $0.068 per share above fair market value of our Common Stock on the date of issuance.  Upon maturity on April 30, 2011, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Debenture, we issued warrants to purchase 50,000 shares of our Common Stock at $0.25 per share (“Debentures Warrants”), which was $0.18 above the fair market value of our Common Stock on the date of issuance. The Debenture Warrants are immediately exercisable and expire on April 30, 2012.  We paid investment banking fees and expenses of $13,000 and issued warrants to purchase 138,899 and 5,000 shares of our Common Stock at exercise prices of $0.072 and $.25 per share, respectively, to the investment banking firm that facilitated the debenture transaction.

The sale of the Debenture and Debenture Warrants was made to accredited investors and in reliance upon the exemption provided by Section 4(2) and Regulation D, Rule 506 for transactions not involving a public offering under the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.

OTHER INFORMATION

On January 2, 2009, an Amendment to the Articles of Incorporation of the Company was filed with the State of Delaware.  The Amendment provides for the reclassification of each share of the Company’s Common Stock to be reclassified, changed, and combined into one/sixth of a share of Common Stock.  The Company is currently working to obtain the necessary regulatory approvals for this amendment.

On May 1, 2009, we entered into employment agreement with David Coriaty, our Chairman and former Chief Executive Officer.  The term of the agreement is for a one-year period, provides for a base salary of $780,000 per annum, and includes covenants not to compete for a three year period following the term of employment.  The agreement is filed herewith as Exhibit 10.1.

On May 12, 2009, we entered into employment agreement with Robert E. McCann III, our new Chief Executive Officer and President.  The term of the agreement is for a two-year period, provides for a base salary of $240,000 per annum and the immediate grant of stock options equal to 2% of the outstanding capital stock of the Company and which vest upon issuance.  The agreement further provides for a performance bonus up to $100,000 as well as the right to receive an immediately vesting grant of stock options equal to 1% of the outstanding capital stock of the Company upon the achievement of certain goals.  The agreement includes covenants not to compete for a one year period following the term of employment.  The agreement is filed herewith as Exhibit 10.2.

On August 14, 2009, we amended the employment agreement dated May 12, 2009 with Robert E. McCann III.  The amendment serves to clarify the performance goals and to define the exact number of stock options pursuant to each grant provided for in the original agreement.  The agreement is filed herewith as Exhibit 10.3.

On June 4, 2008, Hawk Biometric Technologies entered into an exclusive investment banking agreement with Cresta Capital Strategies, LLC (“Cresta”) that provides for the payment of investment banking fees to Cresta for a period of three years for transactions provided by listed sources as follows: Equity Financing:  Cash totaling 13% (10% fee plus 3% expenses) of proceeds, and warrants equal to 10% of all convertible securities issued ; Business combinations:  Cash totaling 13% (10% fee plus 3% expenses) of consideration paid (cash and non-cash), and warrants equal to 10% of all convertible securities issued; and Debt Financing:  specific, graduated fees are defined in the agreement.  On February 13, 2009, the Agreement was amended and extended until February 13, 2010, and provides for the payment of $50,000 to Cresta as a success fee for the completion of the reverse merger with EXGI as well as monthly fee of $100,000 thereafter until the end of the agreement.  The agreement and the amendment to the agreement are filed herewith as Exhibits 10.4 and 10.5, respectively.

ITEM 6.

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation filed with the State of Delaware on January 2, 2009
3.2	Certificate of Amendment to Articles of Incorporation filed with the State of Delaware on May 27, 2009, changing the name of the Company to Hawk Systems, Inc.
10.1	Employment Agreement between the Company and David Coriaty dated May 1, 2009
10.2	Employment Agreement between the Company and Robert E. McCann III dated May 12, 2009
10.3	Amendment to Employment Agreement between the Company and Robert E. McCann III dated August 14, 2009
10.4	Exclusive Investment Banking Agreement, dated as of June 4, 2008, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC
10.5	Letter Agreement amending Exclusive Investment Banking Agreement, dated February 13, 2009, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC
31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date

/s/ Robert McCann	Chief Executive Officer, President and	August 19, 2009
Robert McCann	Principal Financial Officer

Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation filed with the State of Delaware on January 2, 2009
3.2	Certificate of Amendment to Articles of Incorporation filed with the State of Delaware on May 27, 2009, changing the name of the Company to Hawk Systems, Inc.
10.1	Employment Agreement between the Company and David Coriaty dated May 1, 2009
10.2	Employment Agreement between the Company and Robert E. McCann III dated May 12, 2009
10.3	Amendment to Employment Agreement between the Company and Robert E. McCann III dated August 14, 2009
10.4	Exclusive Investment Banking Agreement, dated as of June 4, 2008, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC
10.5	Letter Agreement amending Exclusive Investment Banking Agreement, dated February 13, 2009, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC

19