Form 10-Q
period 2009-09-30
Hawk Systems, Inc.
filed 2009-11-25
CIK 1175445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Commission File Number: 000-49864

———————

HAWK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	65-1089222
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

150 East Palmetto Park Road, Suite 110

Boca Raton, Florida 33432

 (Address of principal executive offices) (Zip Code)

(561) 308-7422

(Registrant’s telephone number, including area code)

777 South Flagler Drive Suite 800-West Tower

West Palm Beach, Florida 33401

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 24, 2009
Common Stock, $0.01 par value	31,299,316

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and September 30, 2008 (Audited)

1

Consolidated Statements of Operations for the Periods ended September 30, 2009 (Unaudited)
and 2008 (Audited)

2

Consolidated Statements of Cash Flows for the Periods ended September 30, 2009 (Unaudited)
and 2008 (Audited)

3

Notes to Unaudited Consolidated Financial Statements

4

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 4T.    Controls and Procedures

13

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

15

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.      Defaults Upon Senior Securities

15

Item 4.      Submission of Matters to a Vote of Security Holders

15

Item 5.      Other Information

15

Item 6.      Exhibits

16

Signatures

18

i

EXPLANATORY NOTE

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (“Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Quarterly Report filed on Form 10-Q (“Form 10-Q”). Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements that relate to present or historical conditions, are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and analyses made by us in light of our assessment of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation; (ii) legislative and/or regulatory developments; (iii) the effects of adverse general economic conditions, both within the United States and globally; (iv) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts; (v) the availability of debt and equity financing in view of the current economic crisis; (vi) new product development and introduction in light of our lack of adequate financing; (vii) fluctuations and difficulty in forecasting operating results; (viii) changes in business strategy or development plans; (ix) the ability to attract and retain qualified personnel; and (x) the ability to protect our technology, and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-Q, unless the context requires otherwise, Explorations Group, Inc., Hawk Systems, Inc., Hawk Acquisition Corp., Hawk Biometric Technologies, Inc., Parking Pro, Inc., “we" or "us" or the "Company" means Hawk Systems, Inc.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Hawk Systems, Inc.

Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	September 30, 2008

ASSETS
Current assets
Cash	$—	$230,731
Prepaid financing costs	17,519	—
TOTAL CURRENT ASSETS	17,519	230,731
Other long-term assets	10,219	—
TOTAL ASSETS	$27,738	$230,731

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$57	$—
Accounts payable	434,802	—
Notes payable	150,000
Bond payable	25,000	—
Loan payable - related party	235,868	—
Accrued liabilities	782,758	—
Accrued payroll liabilities	458,000	16,000
TOTAL CURRENT LIABILITIES	2,086,485	16,000

Long-term liabilities
Convertible debenture, net of $68,500 discount	31,500	—
TOTAL LONG-TERM LIABILITIES	31,500	—
TOTAL LIABILITIES	2,117,985	16,000
Stockholders' Equity (Deficit)
Preferred stock
Series B - 500,000 shares authorized, $0.01 par value, 599,288 and 0 shares outstanding at September 30, 2009 and September 30, 2008	5,993	—
Common stock
40,000,000 shares authorized, $0.00 par value, 28,861,405 shares issued and outstanding at September 30, 2008	—	—
100,000,000 shares authorized, $0.01 par value, 31,299,317 shares issued and outstanding at September 30, 2009	312,993	—
Additional paid-in capital	16,208,285	15,493,900
Accumulated deficit during development stage	(18,617,518)	(15,279,169)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,090,247)	214,731
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$27,738	$230,731

See accompanying notes to the consolidated financial statements.

Hawk Systems, Inc.

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009 (Unaudited)	2008	2009 (Unaudited)	2008
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	655,017	279,169	2,843,580	279,169
Research and Development	—	—	40,408	—
Total Operating Expenses	655,017	279,169	2,883,988	279,169

LOSS FROM OPERATIONS	(655,017)	(279,169)	(2,883,988)	(279,169)

OTHER INCOME (EXPENSE)
Other Income/(Expense)	—	(15,000,000)	—	(15,000,000)
Interest Expense	19,724	—	43,771	—
Total Other Income (Expense)	19,724	(15,000,000)	43,771	(15,000,000)

LOSS BEFORE INCOME TAXES	(674,741)	(15,279,169)	(2,927,759)	(15,279,169)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(674,741)	$(15,279,169)	$(2,927,759)	$(15,279,169)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.02)	$(0.53)	$(0.09)	$(0.53)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	31,299,315	28,861,405	31,299,315	28,861,405

See accompanying notes to the consolidated financial statements.

Hawk Systems, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2009 (Unaudited)	2008*
Cash flows from operating activities:
Net loss	$(2,927,759)	$(15,279,169)
Accretion of interest on convertible debenture	31,500	—
Stock-based compensation expenses	1,231,872	—
Amortization of deferred financing costs	7,300	—
Reverse merger paid in capital	336,327	—
Impairment of intangible asset	—	—
Adjustment to reconcile net loss to net cash used in operating activities

Changes in assets and liabilities:
Increase (decrease) in current assets
Increase (decrease) in accounts payable	434,802	—
Increase (decrease) in loan payable-related party	153,343	—
Increase (decrease) in accrued liabilities	54,471	16,000
Increase (decrease) in accrued payroll liabilities	458,000	—
Net cash used in operating activities	(220,144)	(15,263,169)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	87,000	—
Proceeds from issuance of bonds and notes	150,000
Increase in paid in capital	—	15,493,900
Net cash provided by financing activities	237,000	15,493,900

Net increase in cash	16,856	230,731

Cash, (bank overdraft) beginning of period	(16,913)	—
Cash, (bank overdraft) end of period	(57)	$230,731

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

———————

*

The Company did not commence business operations until August, 2008.

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note 1 – Nature of Business and Summary of Significant Accounting Policies:

Business and Basis of Presentation

Since September 2004, Explorations Group, Inc. (now Hawk Systems, Inc.), (the “Company” and “Hawk”) was in the business of operating parking lots and garages in New York City and surrounding areas through its wholly-owned operating subsidiary, Parking Pro, Inc. (“Parking Pro”). During 2008, the Company decided to pursue a new business direction.  On February 19, 2009, pursuant to the terms of an Agreement and Plan of Merger by and between the Company, Hawk Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Hawk Acquisition”) and Hawk Biometric Technologies, Inc., a Florida corporation (“Hawk Biometric”), Hawk Acquisition merged with Hawk Biometric (the “Merger”).

The former stockholders of Hawk Biometric were granted 599,288 shares of the Company’s Series B Preferred Stock in exchange for all of the outstanding shares of Hawk Biometric Class A and Class B common stock. Each share of Series B Preferred Stock is convertible into one hundred (100) shares of the Company’s common stock, par value $.01 (“Common Stock”) at any time, at the option of the holder and will automatically be converted into shares of Common Stock on the day following the completion of a 1-for-6 reverse split of its Common Stock (the “Reverse Split”), which shares of Common Stock in the aggregate will constitute approximately 66.7% of the issued and outstanding capital stock of the Company prior to the Reverse Split and 95% subsequent to the Reverse Split.

The merger resulted in a change of control, and as such, Hawk Biometric is the surviving entity and is a wholly-owned subsidiary of the Company. This report on Form 10-Q is presented accordingly.

On May 27, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware changing its name to Hawk Systems, Inc. On July 15, 2009, the trading symbol for the Company’s Common Stock, which is traded on the Over-The-Counter Bulletin Board, was changed from EXGI to HWSY.

Hawk Biometric is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. This technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, and sporting and gaming applications where identity management is required.

Basis of Presentation

Reverse Merger. The Merger has been accounted for as a reverse merger in the form of a recapitalization with Hawk Biometric as the successor. The recapitalization has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of Hawk Biometric for all periods prior to the consummation of the Merger and of the Company and its wholly-owned subsidiaries, Hawk Biometric and Parking Pro, subsequent to the Merger.

The unaudited interim balance sheet as of September 30, 2009 and the statement of operations and cash flows for the three- and nine-month periods ended September 30, 2009 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

Since inception, Hawk has not realized any revenue from its biometric technology business. We have been primarily engaged in developing our fingerprint authentication technology and identifying, and pursuing acquisitions of related assets or companies. We have not yet manufactured or distributed products. To date, our operations consist of raising capital and preparing for our first commercial product sale. There is no guarantee that we will be able to sell any products or generate revenues. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Going Concern

We have incurred losses since inception and have a working capital deficit of $1,309,086 and an accumulated deficit of $1,330,367 at September 30, 2009, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations since inception through the issuance of debt and equity securities and loans from related parties. Should we require additional funds and are unable to acquire such funds, our ability to continue as a going concern will be severely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition:

The Company has not reported any revenues during the nine months ended September 30, 2009 but intends to recognize revenue in the future when earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Cash and Cash Equivalents:

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We do not have cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of September 30, 2009.

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Fair Value Measurements:

As of September 30, 2009, we do not have any accounts that are required to be or that we elected to measure at fair value.  We believe that the fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and other short-term items approximate their carrying amounts. The interest rates payable on our bond payable and debenture approximate market rates on similar borrowings at September 30, 2009.  As of September 30, 2009, the fair value of our long-term debt was $100,000, which exceeded the carrying value by $68,500.

Loss per Common Share

We apply SFAS No. 128, "Earnings per Share," which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the three and nine month periods ended September 30, 2009 and 2008, the 69,311,578 potential shares of Common Stock to be issued upon exercise or conversion of outstanding stock options, warrants, convertible debenture, and Series B Preferred Stock have not been included in the determination of loss per share because the effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 , The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a Replacement of FASB Statement No. 162 , (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. We do not believe the adoption of SFAS 168 will have a material effect on our results of operations or financial position.

The adoption of other recently issued accounting pronouncements did not have a material effect on our financial position or results from operations. We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 3 – Patents

In May 2008, Hawk Biometric issued approximately 23,000,000 shares of its common stock on a one-for-one basis to the shareholders of Hawk Biometrics of Canada, Inc. in exchange for that company’s existing patent.  The transaction, which was accounted for on a fair market value basis recognized the patent value at $15,000,000. Subsequently, it was determined that the patent was impaired in accordance with SFAS 144, as the expected cash flows to be generated were $0 at the time of valuation.

As part of the stock transaction, Hawk Biometric also received approximately $210,000, which is reflected in paid in capital.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note 4 – Merger

On February 19, 2009, we completed an Agreement and Plan of Merger among the Company, Hawk Acquisition, and Hawk Biometric.  The former stockholders of Hawk Biometric were issued 599,288 shares of the Company’s Series B Preferred Stock in exchange for all of the outstanding shares of Hawk Biometric Class A and Class B common stock. Each share of Series B Preferred Stock is convertible into one hundred (100) shares of our Common Stock at any time, at the option of the holder and will automatically be converted into Common Stock on the day following the completion of a 1-for-6 Reverse Split of our Common Stock, and which shares in the aggregate will constitute approximately 66.7% of our issued and outstanding capital stock on a pre-Reverse Split basis and approximately 95% on a post-Reverse Split basis.

For accounting purposes, these actions resulted in a reverse merger, and Hawk Biometric is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity.

We assumed an estimated $32,500 in liabilities pursuant to the transaction. As we did not acquire any assets, we reduced paid in capital by $32,500, which represents the net liabilities acquired. These liabilities are comprised of a $25,000 bond payable and estimated accrued interest thereon. See Note 6 - Debt and Note 9 - Commitments and Contingencies.

Note 5 – Related party transactions

As of September 30, 2009, we owed Mr. David Coriaty, a member of the Company’s board of directors, approximately $204,048, which Mr. Coriaty had previously loaned to the Company.

On September 16, 2009, the Company issued an unsecured promissory note in the principal amount of $50,000 to Mr. Mark Spanakos, a member of the Company’s board of directors. See Note 6 - Debt.

Note 6 – Debt

The components of debt are summarized as follows.

Long-Term Debt	September 30, 2009
Convertible debenture	$100,000
Discount for beneficial conversion feature and warrant	(68,500)
Bond payable	25,000
Notes payable	150,000
Total	206,500
Less current portion	(175,000)
$31,500

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

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

In connection with the Merger, we assumed the obligation to repay a Class A, Series A Convertible Bond (“Bond”) held by the Tucker Family Spendthrift Trust (the “Trust”). The Bond is in the principal amount of $25,000, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City). The terms of the Bond include a conversion option that provided for conversion into a number of shares equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the Bond document. On April 29, 2009, the Trust provided notice of election to convert $24,000 in principal and accrued interest of the Bond. The Company is currently in litigation with the Trust regarding the Bond and the outcome cannot be determined at this time. See Note 9 – Commitments and Contingencies: Litigation.

On September 16, 2009, the Company issued two unsecured promissory notes in the following amounts: (i) $100,000 payable to Delilah Holdings, LLC, and (ii) $50,000 payable to Mr. Mark Spanakos, a member of the Company’s board of directors. Both promissory notes accrue interest at a rate of 12% per annum and all accrued and unpaid interest is due and payable on the date that is the earlier of (i) September 16, 2010, or (ii) ten (10) business days from the date of closing by the Company of any equity financing in the aggregate of not less than Seven Hundred Fifty Thousand Dollars ($750,000). The proceeds from the promissory notes were used to pay salaries, consulting fees and legal fees.

Note 7 – Stock-based Compensation

On May 12, 2009, we granted a non-qualified stock option to Mr. Robert E. McCann III, our former Chief Executive Officer. The grant provided for the purchase of 7,800,000 shares of Common Stock at an exercise price of $0.16, which was the closing price on the date of the grant. It is exercisable immediately and carries a term of five years.

We recorded stock compensation expense totaling $1,231,872 during the quarter ending June 30, 2009, which was the estimated the fair value of these options on the date of grant. We used the Black-Scholes option-pricing model to determine the fair value with the following weighted average assumptions: Volatility, 290.47%, expected life, 3 years; risk free rate, 4.13%; dividend yield, 0%.

On October 28, 2009, Mr. McCann was terminated as Chief Executive Officer of the Company.  His stock option was cancelled effective the same date. See Note 9 - Commitments and Contingencies.

As of September 30, 2009, there were no other outstanding stock options.

Note 8 – Stockholder’s Equity

We are authorized to issue 100,000,000 shares of Common Stock, $0.01 par value, and 500,000 shares of Preferred Stock, $0.01 par value. There were 31,299,316 shares of Common Stock and 599,288 shares of Series B Preferred Stock outstanding on September 30, 2009.   Each share of Series B Preferred Stock is convertible into one hundred (100) shares of our Common Stock at any time at the option of the holder and will automatically be converted into Common Stock on the day following the completion of the Reverse Split. We anticipate that the Company will effect a 1-for-6 reverse split of our Common Stock upon obtaining the requisite approval from the appropriate regulatory authorities.  The actual date of such Reverse Split cannot be determined at this time.

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note 9 – Commitments and Contingencies

Litigation – On June 9, 2009, Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Thrust, filed a complaint in the 15th Judicial Circuit of Palm Beach County, seeking the issuance of 3,323,821 shares of Common Stock and 63,717 shares of preferred stock plus legal fees and costs. The case is currently in the discovery phase and trial has been scheduled for the trial period March 15, 2010 through April 23, 2010.

Contingencies – Pursuant to an agreement dated February 13, 2009, we agreed to extend and amend an investment banking agreement originally dated May 5, 2008 (“IB Agreement”) with Cresta Capital Strategies, LLC (“Cresta”).  The amendment provided for a monthly fee payable to Cresta of $100,000 for a period of twelve months.  We have renegotiated our relationship with Cresta, however, and on November 23, 2009, the Company and Cresta executed a second amendment to the IB Agreement which reduced the monthly fee payable to Cresta from $100,000 to $10,000. In addition, we issued to Cresta a promissory note in the amount of $250,000 in full satisfaction of the previous amounts owed Cresta. Accordingly, we have recorded an expense of $250,000 for all prior amounts owed to Cresta under the IB Agreement.

Commitments – We entered into an employment agreement with Mr. David Coriaty, our former Chairman and current member of the board of directors, on May 1, 2009, which provides for a base salary of $780,000 per annum for a one-year term. The Company and Mr. Coriaty intend to amend the employment agreement to reduce his salary to $500,000 per annum upon execution of an amendment to the employment agreement. We are recording the expense over the term of the agreement.

Commitments – On June 1, 2009, we entered into a strategic consulting agreement with PKF Financial Consultants, Inc. for consulting services to be provided such as advising the Company on sales and licensing strategies, product licensing opportunities, alliances with manufacturers and joint venture agreements. The agreement is for a term of one year and the consultant is entitled to compensation in the amount of $10,000 per month, due at the beginning of each month beginning June 1, 2009.  In addition, the Company is required to pay the consultant “success” compensation upon successful execution of a definitive agreement between the Company and Magna International, Inc. (“Magna”) as follows: (i) an amount equal to 3% of any licensing fee paid by Magna to the Company within ten days of such fee being paid; (ii) an amount equal to 3% of any capital investment by Magna to the Company within ten days of such investment being paid, provided however that any obligation to pay this fee shall be solely contingent upon compliance with any applicable state or federal securities laws; and (iii) a ten year option to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the closing price of the Company’s Common Stock on the day that a definitive agreement between the Company and Magna is executed, or in the event that the definitive agreement is executed on a day when the stock market is closed, the last previous trading date. The options are to vest as follows: 25% vesting effective December 31, 2009; 25% vesting effective June 30, 2010; and 50% vesting effective December 31, 2010.

Commitments – We entered into an employment agreement with Mr. Robert E. McCann, our former Chief Executive Officer, on May 12, 2009, as amended on August 14, 2009, which provided for a base salary of $240,000 per annum for a two-year term and the grant of a stock option to purchase 7,800,000 shares of Common Stock at an exercise price of $0.16 per share (the “Option”). The Option was to be fully vested upon issuance with a term of five years from date of grant. The agreement further provided for a performance bonus up to $100,000 upon the achievement of certain goals. On October 28, 2009, Mr. McCann was terminated as Chief Executive Officer of the Company and his employment agreement and stock options were cancelled as of the same date. We recorded $60,000 in cash compensation during the quarter ended September 30, 2009.

Commitments – We entered into a consulting agreement with Mr. Michael Golden on August 27, 2009 pursuant to which Mr. Golden agreed to manage the Company’s Hawk Telematics division as division President, develop the Company’s intellectual property, bring to market Hawk Telematics products, and assist the Company in corporate matters relating to intellectual property. The term of the Agreement is one year and the consultant is entitled to compensation in the amount of $20,000 per month for services rendered and a signing bonus equal to $60,000, payable at the rate of $20,000 per month for three months commencing on September 1, 2009. Additionally, the agreement provides that Mr. Golden is entitled to receive a five-year warrant to purchase 975,000 shares of the Company’s Common Stock (calculated on a post-Reverse Split basis or 5,850,000 shares of Common

HAWK SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Stock on a pre-Reverse Split basis) at an exercise price equal to $0.90 per share (calculated on a post-Reverse Split basis or $0.15 per share on a pre-Reverse Split basis), the fair market value of the Common Stock on the date of grant (the “Warrant”). The agreement’s terms provide that the Warrant will be fully vested as of the date of grant. In addition to the foregoing, on the one year anniversary of the agreement, Mr. Golden would be entitled to receive an additional five-year warrant (the “Bonus Warrant”) to purchase 487,500 shares of Common Stock (calculated on a post-Reverse Split basis or 2,925,000 shares of Common Stock on a pre-Reverse Split basis) at an exercise price equal to the fair market value of the Common Stock on the date of grant (the “Bonus Warrant”). The agreement provides the Bonus Warrant will be fully vested on the date of grant. On October 28, 2009, the Company terminated the consulting agreement with Mr. Golden and cancelled the Warrant. We recorded $40,000 in cash compensation during the quarter ended September 30, 2009. We never issued the Warrant, however, and as a result of the subsequent cancellation, we did not record an expense for the Warrant.

Note 10 – Potential Acquisitions

We had previously signed a non-binding letter of intent for the acquisition of Daniel R. Smith & Associates, Inc. (“DRSA”), however, we have decided to end our negotiations with DRSA at the present time. It is possible that we may resume our negotiations with DRSA in the future, however, there is no assurance that the acquisition will be available on the same terms if at all.

We had previously announced that we had signed a non-binding letter of intent to acquire ME2 Security, LLC (“ME2”), however, we have decided to end our negotiations with ME2 at the present time. It is possible that we may resume our negotiations with ME2 in the future, however, there is no assurance that the acquisition will be available on the same terms if at all.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our predecessor, Explorations Group, Inc., operated parking garages in New York City through its operating subsidiary Parking Pro, Inc. (“Parking Pro”). On February 19, 2009, the Company acquired Hawk Biometric Technologies, Inc., a Florida corporation (“Hawk Biometric”), through a merger transaction between the Company’s subsidiary Hawk Acquisition Corp. and Hawk Biometric whereby Hawk Acquisition merged with and into Hawk Biometric (the “Merger”). The Merger has been accounted for as a reverse merger in the form of a recapitalization with Hawk Biometric as the successor. The recapitalization has been given retroactive effect in the accompanying financial statements, and the accompanying consolidated financial statements represent those of Hawk Biometric for all periods prior to the consummation of the Merger.

Hawk Biometric is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. This technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, sporting and gaming applications where identity management is required.

We intend to either sell or spin-off Parking Pro in the near future, as we anticipate focusing on our technology business. We do not anticipate that proceeds, if any, will be material.

We had previously signed non-binding letters of intent for the acquisition of Daniel R. Smith & Associates, Inc. (“DRSA”) and ME2 Security, LLC (“ME2”), however, we have decided to end our negotiations with DRSA and ME2 at the present time. It is possible that we may resume our negotiations with DRSA and ME2 in the future, however, there is no assurance that the acquisitions will be available on the same terms if at all.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Parking Pro and Hawk Biometric. All significant intercompany transactions have been eliminated.

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

Share-based Compensation - We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified share-based awards are remeasured at fair value each reporting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

We generated $0 revenue for the three and nine month periods ended September 30, 2009 as well as for the comparable period in 2008. Our technology products were not yet available for sales and licensing during these periods.

General and Administrative Expenses

General and administrative expenses are comprised of costs of salaries, expenses related to the compliance requirements of a publicly traded company, expenses incurred in the process of identifying and qualifying suitable acquisition targets, and other general and administrative expenses.

For the three and nine month periods ended September 30, 2009, our general and administrative expenses totaled $655,017 and $2,843,580, respectively, as compared to $0 for the comparable periods in 2008. The increase in these expenses was primarily the result of approximately $1.2 million in stock-based compensation expenses during the nine months ended September 30, 2009, salaries, as well as expenses incurred as a result of the reverse merger and becoming a public company in February 2009.

Research and Development Expenses

Research and development expenses are comprised of the development of both the design and actual components of our fingerprint authentication technology as well as activities that enable us to keep abreast of the dynamic and evolving industry for these products. Research and development expenses totaled $0 and $40,408 in the three and nine month periods ended September 30, 2009, as compared to $0 in the comparable periods in 2008. We commenced product development activities subsequent to September 30, 2008.

Interest Expense

Interest expense totaled $19,724 and $43,771 for the three and nine month periods ended September 30, 2009, as compared to $0 for the comparable periods in 2008. We began incurring interest expense upon the issuance of our convertible debenture on April 30, 2009, including interest at the rate of 10% per annum as well as the amortization of the financing costs and the discount related to its beneficial conversion feature and related warrant.

In addition, we issued two unsecured promissory notes on September 16, 2009 in the aggregate principal amount of $150,000, which accrue interest at the rate of 12% per annum.

Net Loss

Our net profit or loss is computed as our total revenues less expenses. For the three and nine month periods ended September 30, 2009, net loss totaled $674,741 and $2,927,759, respectively, compared to $0 in each of the comparable periods in 2008. The net loss in the fiscal 2009 periods is primarily attributed to the result of the commencement of product development operations in the last half of 2008, activities pursuant to the reverse merger, and expenses related to our pursuit of suitable acquisition targets that will complement our business activities.

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

We have funded our operations primarily through loans from our officers, directors, related parties and certain other third parties. We issued a $100,000 convertible debenture in April 2009 and two promissory notes in September 2009 in the aggregate principal amount of $150,000. We used the proceeds from such loans to pay salaries, accounting, legal, consulting, and investment banking fees. We anticipate seeking to sell additional equity or debt securities or obtain a credit facility in order to finance our growth. The sale of additional equity or convertible debt securities will likely result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, or, we will likely not be able to continue any business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We do not currently have either a chief executive officer or a chief financial officer. The Company is currently under the management of Mr. David Coriaty (“Designated Officer”), a member of the board of directors, under the specific authority granted to him by the board of directors from time to time. Under the supervision of our Designated Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

Based on this evaluation, our Designated Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC due to the limited resources of the Company, as of September 30, 2009 and the lack of centralized and continuity of management. We believe that the appropriate steps are now being taken by the Company to reduce this risk on a going-forward basis. The Company is seeking to hire a suitable chief executive officer and additional personnel to assist with the preparation of financial statements, subject to the availability of adequate funds, and make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On June 9, 2009, Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Thrust (“Trust”), filed a complaint against the Company in the 15th Judicial Circuit of Palm Beach County. Michelle Tucker, the other co-Trustee of the Trust, was formerly the President and Chief Executive Officer of Explorations Group, Inc. The Trust holds a Class A, Series A Convertible Bond issued by the Company in the principal amount of $25,000. The terms of the bond included a conversion option, and on April 29, 2009, the Trust provided notice of election to convert $24,000 in principal and accrued interest of the bond. The Trust alleges breach of contract and specific performance and seeks the issuance of 3,323,821 shares of common stock and 63,717 shares of preferred stock plus legal fees and costs. The case is currently in the discovery phase and trial has been scheduled for the trial period March 15, 2010 through April 23, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2009, the Company agreed to grant a five-year warrant to purchase 975,000 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”) (calculated on a post reverse split basis or 5,850,000 shares of Common Stock on a pre-split basis) (the “Warrant”) to Mr. Michael Golden for services rendered pursuant to a consulting agreement. The Warrant was to be exercisable at any time at an exercise price of $0.90 per share (calculated on a post reverse split basis or $0.15 per share on a pre-split basis), which is equal to the fair market value of the Common Stock on the date of grant. The Warrant was subsequently cancelled on October 28, 2009 in connection with the termination of the consulting agreement as more fully described below in Item 5. Other Information.

The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On October 28, 2009, the Company terminated its Consulting Agreement (the “Consulting Agreement”) with Mr. Michael Golden pursuant to which Mr. Golden had served as the President of the Company’s Hawk Telematics division. The Consulting Agreement was terminated due to the fact that Mr. Golden’s services were no longer needed.

Pursuant to the terms of the Consulting Agreement, Mr. Golden was entitled to receive $20,000 per month for services rendered and a signing bonus equal to $60,000, payable at the rate of $20,000 per month for three months commencing on September 1, 2009. Additionally, the Consulting Agreement provided that Mr. Golden was entitled to receive a five-year Warrant to purchase 975,000 shares of the Company’s Common Stock (calculated on a post-reverse split basis or 5,850,000 shares of Common Stock on a pre-split basis) at an exercise price equal to $0.90 per share (calculated on a post-reverse split basis or $0.15 per share on a pre-reverse split basis), which was the closing price of the Company’s Common Stock on the date of the agreement. The Company cancelled the Warrant in connection with the termination of the Consulting Agreement. The term of the Consulting Agreement was for one (1) year commencing on August 27, 2009 and could be extended for an additional one (1) year period at the option of the Company. Either party had the right to terminate the Consulting Agreement by delivery of written notice to the non-terminating party at least thirty (30) days prior to the termination date.

The description of the Consulting Agreement is qualified in its entirety by the full text of the Consulting Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 9, 2009.

On October 28, 2009, Mr. Robert E. McCann III was terminated as Chief Executive Officer of the Company. Mr. McCann’s employment agreement was terminated as of the same date. The employment agreement is more fully described in Item 5. Other Information of the Quarterly Report on Form 10-Q for the period ended June 30, 2009, which was filed with the SEC on August 19, 2009. The description is qualified in its entirety by the full text of the employment agreement, and its amendment, which were filed as Exhibits 10.2 and 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009.

On November 23, 2009 (“Amendment Date”), the Company entered into an amendment to the exclusive investment banking agreement (“IB Agreement”) with Cresta Capital Strategies, LLC (“Cresta”) and assumed the obligations of its subsidiary, Hawk Biometric, under the IB Agreement. The amendment to the IB Agreement provides that the Company is required to pay Cresta a monthly fee of $10,000, which is payable on the first calendar day of each month after the Amendment Date. In addition, the Company agreed to issue Cresta an unsecured promissory note in the principal amount of $250,000, in full satisfaction of any and all amounts owed to Cresta by the Company as of the Amendment Date. The promissory note accrues interest at the rate of 8% per annum and the unpaid principal balance of the note and all accrued and unpaid interest is due on the date that is the earlier of (i) one (1) year from November 23, 2009, or (ii) ten (10) business days from the date of closing by the Company of any equity financing in the aggregate of not less than Two Million Five Hundred Thousand Dollars ($2,500,000).

The description of each of the amendment to the IB Agreement and the promissory note is qualified in its entirety by the full text of each document which is filed herewith as Exhibits 10.1 and 10.2, respectively.

ITEM 6.

EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 2 to the Exclusive Investment Banking Agreement, dated November 23, 2009, by and between Hawk Systems, Inc., and Cresta Capital Strategies, LLC.*
10.2	Unsecured Promissory Note, dated November 23, 2009, in the principal amount of $250,000 executed by Hawk Systems, Inc. in favor of Cresta Capital Strategies, LLC.*
10.3

Consulting Agreement by and between Hawk Systems, Inc. and Michael Golden dated August 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2009).

10.4

Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $50,000 executed by Hawk Systems, Inc. in favor of Mark Spanakos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.5

Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Delilah Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.6

Employment Agreement between the Company and David Coriaty dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.7

Employment Agreement between the Company and Robert E. McCann III dated May 12, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.8

Amendment to Employment Agreement between the Company and Robert E. McCann III dated August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009)

10.9

Exclusive Investment Banking Agreement, dated as of June 4, 2008, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.10

Letter Agreement amending Exclusive Investment Banking Agreement, dated February 13, 2009, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

———————

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Hawk Systems, Inc.

Date: November 25, 2009	By:	/s/ David Coriaty
David Coriaty, Director (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 2 to the Exclusive Investment Banking Agreement, dated November 23, 2009, by and between Hawk Systems, Inc., and Cresta Capital Strategies, LLC.*
10.2	Unsecured Promissory Note, dated November 23, 2009, in the principal amount of $250,000 executed by Hawk Systems, Inc. in favor of Cresta Capital Strategies, LLC.*
10.3

Consulting Agreement by and between Hawk Systems, Inc. and Michael Golden dated August 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2009).

10.4

Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $50,000 executed by Hawk Systems, Inc. in favor of Mark Spanakos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.5

Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Delilah Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.6

Employment Agreement between the Company and David Coriaty dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.7

Employment Agreement between the Company and Robert E. McCann III dated May 12, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.8

Amendment to Employment Agreement between the Company and Robert E. McCann III dated August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.9

Exclusive Investment Banking Agreement, dated as of June 4, 2008, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.10

Letter Agreement amending Exclusive Investment Banking Agreement, dated February 13, 2009, by and between Hawk Biometric Technologies, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

31.1	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

———————

* Filed herewith.

19