Form 10-K
period 2009-12-31
Hawk Systems, Inc.
filed 2010-04-15
CIK 1175445

4

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

HAWK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-49864	65-1089222
(State or Other Jurisdiction of Incorporation or Organization)	Commission File Number	(I.R.S. Employer Identification No.)

2385 NW Executive Center Drive, Suite 100
Boca Raton, FL  33431
(Address of Principal Executive Office) (Zip Code)

(561) 962-2885
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

———————
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01
———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2009, was approximately $3,816,522 based upon the closing price reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 65,361,332 as of April 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE: NONE

HAWK SYSTEMS, INC.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that have been made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Annual Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof, to conform such statements to actual results or to changes in our opinions or expectations.

ITEM 1.  BUSINESS

Hawk Systems, Inc. (the “Company” or “Hawk Systems”) is a Delaware corporation formed in February 2001.  Prior to the merger in February 2009, we were engaged in the business of acquiring and managing parking lots and garages in New York City and surrounding areas through our subsidiary, Parking Pro, Inc., a New York corporation (“Parking Pro”).  On February 19, 2009, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) between the Company (formerly known as Explorations Group, Inc.), Hawk Acquisition Corp., a wholly-owned Florida subsidiary of the Company (“Hawk Acquisition”) and Hawk Biometric Technologies, Inc., a Florida corporation (“Hawk Biometric”), Hawk Acquisition merged with Hawk Biometric. Pursuant to the merger, Hawk Biometric was the surviving entity and became a wholly-owned subsidiary of the Company. As a result of the merger, we are now a developer of innovative fingerprint authentication technology that we believe offers high degrees of security, convenience, and ease of use in applications such as automobile locks and potentially identity theft protection.  We believe that this type of technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, sporting and gaming applications where identity management is required.

Overview

Hawk Biometric was incorporated on October 25, 2007.  Immediately upon its inception, Hawk Biometric acquired patented technology from Hawk Biometrics of Canada, Inc., a Canadian corporation formed in 2002, covering the use of fingerprint technology to permit the operation of a vehicle only by an authorized driver.  In addition, the Company acquired ideas for other potential related technologies.

Hawk Systems’ current product offering is based on US Patent 6,927,668 The Hawk Print Access Security System (PASS) which is owned by Hawk Biometric and we are working on developing a prototype using the technology under pending patent US Patent Application SN 11/622,48, The Hawk Touch & Go POS which is presently owned by Mr. David Coriaty our founder and member of our board of directors. We are currently using the technology under the pending POS patent under a verbal licensing agreement with Mr. Coriaty, however, we anticipate formalizing this arrangment in a written agreement in the future.  It is also our intention to file additional process patents as warranted to further expand our product offerings.

Biometric Technology Background

As the level of security breaches and transaction fraud increases, management believes the need for highly secure identification and personal verification technologies is becoming apparent.  One solution to providing highly secure identification and personal verification solutions is the extensive array of existing biometric technologies.  Biometrics are automated methods of recognizing a person based on a physiological or behavioral characteristic.  Among the unique features measurable by various biometric technologies and used for unique identification purposes are face, fingerprints, hand geometry, handwriting, iris, retinal, vein and voice.  Traditional fingerprint scanning technology uses an image of the surface of the finger to match and authenticate access.

Managment believes that the Hawk Systems’ advantages over traditional fingerprint scanning include the follwing:

•	Fingerprint Read vs. Scan: The fingerprint is read vs. a scan, resulting in “live” data.
•	5 Layers Deep: Figure 1 illustrates how the Company’s technology penetrates 5 epidermal layers of skin, removing the effects of surface variations.
•	Eliminates fingerprint “spoofing”: The Company’s technology completely eliminates the ability to fraudulently mimic a fingerprint using the “gummi bear” approach as there is no surface scanning
•
Removal of data security concerns: After the fingerprint is read, it is converted by a unique algorithm into a numeric sequence, which cannot be used for access without algorithmic decryption.  This algorithm-based approach is similar to the concept behind the RSA SecureID card, which utilizes a seed and algorithm to generate a unique password number every 60 seconds.

•	Reduction of data storage: The numeric sequences used by the reader take up significantly less data storage that the corresponding fingerprint image used by traditional scanners.
•
Alternate action programming: By placing a different finger on the scanner, an alternate programming action will be initiated.  This permits the automotive products to operate in a “valet” mode that is accessible by any driver and the ATM products to switch to a “distressed” mode that will trigger a silent alarm in the event someone attempts to force the user to take money out against their will.

Automotive Market Analysis

Market Size

According to the Bureau of Transportation Statistics, there were approximately 254.4 million registered vehicles on the road in the US in 2007.1  Over 8.7 million vehicles of the total were fleet vehicles registered to governments, rental companies and commercial entities.2  This total includes cars and trucks weighing less than 19,501 lbs.  The average length of time a fleet vehicle remains in service ranges from 29 to 46 months.3

Market Opportunity

We believe that there is a substantial market for our Print Access Security System (PASS) automotive security product in North America, particularly for fleet vehicles due to both the number of vehicles in service and the level of vehicle turnover based on average length of service.

We intend to enter into discussions with various government, corporate and rental company fleet management groups during the initial deployment period to explore the possibility of entering into a business relationship. We also plan on discussing potential licensing and subcontract partnerships with the major automotive security product manufacturers, offering them an opportunity to enhance the value of their products by including biometric access capability. Currently, we have no agreements in place to sell the PASS product.
____________________________
1 http://www.bts.gov/publications/national_transportation_statistics/html/table_01_11.html.
2 Bobit Publishing Company, Automotive Fleet Research Department, Automotive Fleet Factbook 2008, Redondo Beach, CA, 2009
3 Id.

ATM Market Analysis

Market Size

According to a survey by Javelin Strategy and Research in 2007, Americans suffered $49 billion in identity theft related losses.4  Almost 8.5 million Americans were effected by identity theft and fraud in 2007.5

Market Opportunity

In August, 2008, several debit-card "identities" were stolen by a skimming device placed on a bank's ATM in Cape Coral, Florida.6  With only a four digit security code for protection, it has become increasingly likely that people will experience some type of loss due to compromise of their ATM card security.  We believe that our Touch & Go POS patent pending technology will minimize a significant amount of ATM card theft and fraud.

We are currently in discussions with a Florida regional bank about the potential use of the Touch & Go POS biometric security technology in its operations on a pilot basis.  We believe that an initial pilot project will produce valuable product enhancement feedback as well as provide a reference customer for potential future sales opportunities.  We also intend to seek discussions with additional financial institutions, as well as ATM network operators and ATM original equipment manufacturers (“OEMs”) relative to both additional deployments and technology licensing or subcontract agreements.

Technology and Main Products

Hawk Biometric currently holds a U.S. patent for the process of Fingerprint Enrollment & Verification Module (“FEVM”) for use on various types of transportation within the U.S. The FEVM can read the unique biometric profile of an individual fingerprint and thereafter transmit this unique data to a module with stored information and either allow or decline door locks or ignition.

Issued Patent:

1. US Patent 6,927,668 The Hawk Print Access Security System (PASS)

a.
A fingerprint enrollment and verification module is connected to the electrical circuit of a vehicle to prevent operation of the vehicle by unauthorized users. The module has a sensor that creates a template of a fingerprint when a finger is placed on the module. The module has a flash memory to store enrolled templates and a verification step. After a fingerprint has been enrolled in the module, any operation of that vehicle is possible only after the user's fingerprint is verified to match the enrolled template (Print Access Security System US Patent 6927668)

b.
The Print Access Security System is designed to take advantage of the dramatically superior security features offered by biometrics together with the convenience of never losing your “key”. The encrypted algorithm that is created by the fingerprint reader provides a level of security that resides literally in the hands of the car’s owner. This system does not rely on manufactured chip sets, key blanks or even access pins.

Patent Pending:

1. US Patent Application SN 11/622,488, The Hawk ATM Touch & Go POS

a.	The use of a wireless system for the creation of a personal identification data set (“PIDS”) for communication to a secure server within a controlled facility.

We believe that the Touch & Go Biometric POS application will provide convenience with added security against identity theft and fraud to both financial institutions and consumers.  We believe that consumers will be able to benefit with savings by being a VIP member of the participating retailer. The consumer will simply sign up at the POS location and enroll multiple fingerprints into the Company’s system which will be attached to the consumer’s account of choice, (i.e. Visa, MasterCard, Amex, and Debit). From that point forward all the consumer will do is Touch & Go.

Currently, we are in discussions with a regional bank regarding the development of a prototype for use in its branches, which we believe is the first step in developing this product.  We have not yet developed or manufactured a product using this concept and do not currently have any agreements in place.

This patent application is presently registered with the United States Patent Office in the name of its inventors, Mr. David Coriaty, a member of our board of directors, and Craig Casey.  Mr. Casey subsequently assigned his interest in the patent to Mr. David Coriaty in April 2010.  We are currently using the technology under this patent application pursuant to a verbal licensing agreement with Mr. Coriaty, however, we anticipate formalizing this arrangement in a written agreement in the future.

_____________________

4 Privacy Rights Clearinghouse, "Identity Theft Survey and Studies: How many Identity Theft Victims are There?", 2003-2010 (citing Javelin Strategy & Research Survey, 2007 Identity Fraud Survey Report, 2007).
5Id.
6 Consumer Reports, Jan. 2010.

Sales Distribution and Partnerships

We are dedicated to building our business based on application of our technology in a variety of markets.  We intend to work with OEMs, value added retailers and end user customers to maximize the number of potential routes to market for our products.

Manufacturing

We have established a relationship with Florida MicroElectronics (“FME”) to manufacture our PASS system.  FME is an electronic manufacturing services company located in West Palm Beach, Florida.  Its 40,000 sq. ft. facility is ISO 9001 and TS 16949 registered.  We believe that FME provides a combination of experience, core capabilities and resources in advanced microcircuits which we can utilize to design and manufacture our products.   FME offers product design and development, prototype services and flexible automated/semi-automated electronic component manufacturing services.

Competition

There are numerous companies that produce biometric, fingerprint-based security solutions. Many of those solutions use a surface scan that produces a digital image of the fingerprint.  This approach, which involves scanning the surface of the finger and identifying “constellation points” for a match, has two major caveats which have impeded the wide scale deployment: data storage size and security.

A high resolution image requires fairly sizable amount of data storage, which can easily be seen with today’s mega-pixel digital cameras.  Scaling the number of images to some of the potential biometric security applications requires significant amount of data storage capacity.

A potentially larger issue for traditional fingerprint scanning technology involves the security of the fingerprint scan and the ability for data compromise.  One Japanese researcher, Tsutomu Matsumoto, in 1992 was able to “spoof” a fingerprint scanner by using a gelatin found in gummy bears.7  We believe that our technology resolves this issue by reading five layers deep of the epidermal layer of skin, rendering surface level fingerprint duplication impossible.

Research and Development

Research and development involves the development of both the design and actual components of our fingerprint authentication technology as well as activities that enable us to keep abreast of the dynamic and evolving industry for these products. Research and development expenses totaled $109,491 and $15,942 for the fiscal years ended December 31, 2009 and 2008, respectively.

Governmental Regulation

We are subject to the laws and regulations which apply to all businesses in general. The cost of compliance with all such regulations is minimal. We do not believe we are subject to any specific regulations as a result of our business and did not spend any material amounts during the fiscal year ended December 31, 2009 on compliance with environmental laws.

Employees

We outsource the design and manufacturing of our product to a contract manufacturer.  This allows us to maintain a small full time staff to handle administrative functions.  As of December 31, 2009, we had one (1) full time employee.  We believe that our future success will depend in large part on our ability to attract, integrate, retain and motivate highly qualified sales and managerial personnel, and upon the continued service of our senior management. The competition for qualified personnel in our industry and graphical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we also employ independent contractors to support our marketing and sales organization. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employee to be good.
_______________________

7ITU-T Workshop on Security, Seoul; May 14, 2002.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 2385 NW Executive Center Drive, Suite 100, Boca Raton, FL 33431.  The facility is a virtual office, which we rent pursuant to a services agreement for a cost of approximately $225 per month on a month-to-month basis.  We believe that the virtual office is adequate for our current needs and we do not anticipate the need to move to a larger facility until we have hired several additional employees.

ITEM 3. LEGAL PROCEEDINGS

On June 9, 2009, Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Thrust (“Trust”), filed a complaint against us in the 15th Judicial Circuit of Palm Beach County. Michelle Tucker, the other co-Trustee of the Trust, was formerly the President and Chief Executive Officer of the Company.  The Trust held a Class A, Series A Convertible Bond (“Bond”) issued by us in the principal amount of $25,000, which was convertible into shares of our securities such that, upon complete conversion of the Bond, the aggregate number of shares owned by the Bondholder would be equal to 10% of all of our outstanding capital stock and capital stock reserved in conjunction with existing corporate obligations (i.e. options, warrants, etc.).  In its complaint, the Trust alleged breach of contract and specific performance for our failure to issue certain shares under the Bond after the Trust provided notice of election to convert $24,000 in principal and accrued interest of the Bond on April 29, 2009.  On January 25, 2010, we entered into a settlement agreement (“Settlement Agreement”) with the Trust in order to settle the ongoing litigation between us and the Trust.  In accordance with the terms of the Settlement Agreement, we agreed to issue the Trust 3,960,030 shares of our Common Stock and 64,165 shares of our Series B Preferred Stock (collectively, the “Securities”).  We subsequently issued the Securities to the Trust and therefore, we have no further obligation under the Bond.  Under the terms of the Settlement Agreement, we and the Trust agreed to release and forever discharge each other, our present officers, agents and employees from any and all claims and demands which have been or may have been based upon any facts or circumstances that arose or existed on or prior to the date of the Settlement Agreement.  We executed the release February 23, 2010 and the Trust executed the release on March 3, 2010.  The Trust filed a stipulation and order of dismissal with prejudice with the 15th Judicial Circuit Court of Palm Beach County and the judge entered an order of dismissal with prejudice on February 26, 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”), under the symbol “HWSY.”  Prior to that, our Common Stock was quoted under the symbol “EXGI.”  On April 7, 2010, we effected a 1-for-6 reverse split of our Common Stock. As a result, our symbol has had the letter “D” appended to the end of it for 20 days from the date of the reverse split.

The following table sets forth, for the periods presented, the high and low bid price ranges of our Common Stock as reported on the OTCBB prior to giving effect to our 1-for-6 reverse stock split. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$0.020	$0.017
Second Quarter	$0.018	$0.008
Third Quarter	$0.010	$0.008
Fourth Quarter	$0.090	$0.013

Fiscal year ended December 31, 2009:
First Quarter	$0.03	$0.24
Second Quarter	$0.25	$0.13
Third Quarter	$0.21	$0.11
Fourth Quarter	$0.15	$0.05

Holders

As of March 31, 2010, we had approximately 86 stockholders of record, solely based upon the count our transfer agent provided us as of that date. This number does not include:

•	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

Dividends

We have never declared or paid dividends on our Common Stock. We intend to use retained earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying cash dividends in the foreseeable future.  In addition, the General Corporation Law of the State of Delaware prohibits us from declaring and paying a dividend on our Common Stock at a time when we do not have either (as defined under that law):

•	a surplus, or, if we do not have a surplus,

•	net profit for the year in which the dividend is declared and for the immediately preceding year.

Equity Compensation Plan

As of December 31, 2009, we did not have any employee compensation plans under which our equity securities were authorized for issuance.

Unregistered Sales of Equity Securities

Except as provided herein, all unregistered sales of securities issued during the fiscal year ended December 31, 2009 have been previously reported on the Company’s quarterly reports on Form 10-Q or current reports on Form 8-K.

On October 7, 2009, our board of directors approved the issuance of 4,500,000 shares of our restricted Common Stock (on a pre-reverse split basis) to an entity controlled by our former chief executive officer, chief financial officer and director, Mr. Eric Brown, as reimbursement for a payment made by the entity on our behalf pursuant to a consulting agreement between us and a consultant.  The shares were not physically issued untill January 14, 2010. We believe that the issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”).

The issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The securities are restricted securities for purposes of the Securities Act. A legend was placed on the certificate representing the securities providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6.SELECTED FINANCIAL DATA.

Not required for smaller reporting companies under Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our predecessor, Explorations Group, Inc., operated parking garages in New York City through its operating subsidiary Parking Pro, Inc. (“Parking Pro”). On February 19, 2009, we acquired Hawk Biometric through a merger transaction between our subsidiary Hawk Acquisition and Hawk Biometric whereby Hawk Acquisition merged with and into Hawk Biometric (the “Merger”). The Merger has been accounted for as a reverse merger in the form of a recapitalization with Hawk Biometric as the successor. The recapitalization has been given retroactive effect in the accompanying financial statements, and the accompanying consolidated financial statements represent those of Hawk Biometric for all periods prior to the consummation of the Merger.

Hawk Biometric is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. We believe technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, sporting and gaming applications where identity management is required.

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

Share-based Compensation - We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Liability classified share-based awards are re-measured at fair value each reporting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenues

We generated $0 revenue for the fiscal year ended December 31, 2009 as well as for the comparable period in 2008. Our technology products were not yet available for sales and licensing during the fiscal year ended December 31, 2008 and our PASS system was in testing with a potential customer during the fiscal year ended December 31, 2009, but it did not result in a sale.

General and Administrative Expenses

General and administrative expenses are comprised of costs of salaries, expenses related to the compliance requirements of a publicly traded company, expenses incurred in the process of identifying and qualifying suitable acquisition targets, and other general and administrative expenses.

For the fiscal year ended December 31, 2009, our general and administrative expenses totaled $2,496,757, as compared to $673,818 for the fiscal year ended December 31, 2008. The increase in these expenses was primarily the result of approximately $1.2 million in stock-based compensation expenses during the fiscal year ended December 31, 2009, salaries, as well as expenses incurred as a result of the reverse merger and becoming a public company in 2009.

Research and Development Expenses

Research and development expenses are comprised of the development of both the design and actual components of our fingerprint authentication technology as well as activities that enable us to keep abreast of the dynamic and evolving industry for these products. Research and development expenses totaled $109,491 for the fiscal year ended December 31, 2009, as compared to $15,942 for the fiscal year ended December 31, 2008. The increase was as a result of expenses relating to the testing and installation of prototype units of our automotive product in vehicles, as well as expenses incurred in producing the prototype units of our automotive product.

Interest Expense

Interest expense totaled $71,293 for the fiscal year ended December 31, 2009, as compared to $0 for the fiscal year ended December 31, 2008. We began incurring interest expense upon the issuance of our convertible debenture on April 30, 2009, including interest at the rate of 10% per annum as well as the amortization of the financing costs and the discount related to its beneficial conversion feature and related warrant.  In addition, we issued two unsecured promissory notes on September 16, 2009 in the aggregate principal amount of $150,000, which accrue interest at the rate of 12% per annum.

Net Loss

Our net profit or loss is computed as our total revenues less expenses. For the fiscal year ended December 31, 2009, net loss decreased to $(2,659,062) compared to $(15,689,760) during the fiscal year ended December 31, 2008. The net loss during the fiscal year ended December 31, 2009 is primarily attributed to the result of the commencement of product development operations, activities pursuant to the reverse merger, and expenses related to our pursuit of suitable acquisition targets that would complement our business activities. The net loss during the fiscal year ended December 31, 2008 was primarily due to a $15,000,000 impairment charge to the value of the patent acquired from Hawk Biometrics of Canada in May 2008, when it was subsequently determined that the patent was imparied in accordance with SFAS 144, as the expected cash flows to be generated were $0 at the time of valuation.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. We currently do not have adequate capital to continue our business activities and are seeking new sources of capital. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

We have funded our operations primarily through loans from our officers, directors, related parties and certain other third parties. We issued a $100,000 convertible debenture in April 2009 and two promissory notes in September 2009 in the aggregate principal amount of $150,000.  We have also issued promissory notes in the aggregate principal amount of $140,000 to David Coriaty, a member of our board of directors, for various loans he has provided to us during 2009 and 2010. We used the proceeds from such loans to pay salaries, accounting, legal, consulting, and investment banking fees. We anticipate seeking to sell additional equity or debt securities or obtain a credit facility in order to finance our growth. The sale of additional equity or convertible debt securities will likely result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, and, we will likely not be able to continue any business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this Annual Report appear at the end of this Annual Report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC due to the limited resources of the Company, as of December 31, 2009 and the lack of centralized and continuity of management. We believe that the appropriate steps are now being taken by the Company to reduce this risk on a going-forward basis. We hired our chief executive officer effective January 15, 2010 and we are seeking to hire additional personnel to assist with the preparation of financial statements, subject to the availability of adequate funds, and make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

(b)           Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, taking into consideration the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2009.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board is that due to financial constraints, we do not currently have a chief financial officer or a full-time person performing such function.  During the fiscal year ended December 31, 2009, we have used outside consultants to assist us in meeting our financial reporting obligations.  This increases the possibility for misstatement in the financial statements to occur and not be detected in a timely manner. This deficiency could cause the financial statements and the underlying financial records to be misstated. In addition, it creates the opportunity for possible irregularities to exist and continue without detection on a timely basis.  Accordingly, management has determined that these control deficiencies constitute a material weakness.  The material weakness is anticipated to be remediated during the fiscal year ended December 31, 2010 through the hiring of an appropriate full or part-time chief financial officer.

The Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our directors and executive officers as of March 31, 2010:

Name	Age	Position
Michael Diamant	53	Chief Executive Officer and Director
David Coriaty	40	Director
Antonio DeRisi	42	Director
Mark Spanakos	50	Director
Edward Sebastiano	52	Director

The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

Michael Diamant. Mr. Diamant has been our chief executive officer and a member of our board of directors since January 2010. Mr. Diamant has over 29 years professional experience planning, managing and implementing strategic systems, specializing in critical business systems deployment and operations turnaround. He was the Vice President and Chief Technology Officer of MoreDirect, Inc. from May 2000 December 2009, where he directed the strategic planning, implementation and support of technology for an information technology eProcurement company. He spearheaded integrating MoreDirect’s Traxx system with leading business-to-business and enterprise resource planning systems such as Ariba, SAP, PeopleSoft and Oracle using cXML, EDI, OCI and custom interfaces. Mr. Diamant initiated upgrades of MoreDirect’s website availability, business continuity plan, innovative supply chain features and internal business processes, in addition to adding new website functionality such as Purchase Approval, Software Licensing and numerous customer-specific web sites. Prior to that, from November 1999 to May 2000, Mr. Diamant was the Chief Technology Officer for ilife.com, Inc., now known as Bankrate.com, a personal finance portal. While at ilife.com, he initiated infrastructure projects involving availability, fault tolerance, wireless access and capacity planning. Prior to ilife, Mr. Diamant held technical management positions at PowerCerv, Signature Flight Support, The Continuum Company, Martin Marietta, The Johns Hopkins University Applied Physics Laboratory and Westinghouse. Mr. Diamant earned Bachelor of Arts and Master of Science degrees from the University of Pennsylvania and a Master of Science degree from The Johns Hopkins University. Mr. Diamant has published several articles and papers on eProcurement deployment and return on investment, distributed computing and network design/implementation.  The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Diamant should serve as a member of the board of directors included his knowledge of the technology industry and his previous executive management experience.

David Coriaty.  Mr. Coriaty has been a member of the board of directors of the Company since February 2009.  Mr. Coriaty is one of the founders of Hawk Biometrics and one of the inventors of Hawk Biometrics’ patented technology.  Mr. Coriaty has launched multiple business ventures including internet start-ups and a sports representation agency that works with well-known NFL and MLB athletes.  The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Coriaty should serve as a member of the board of directors included his knowledge as founder of the Company and co-inventor of the Company’s technology.

Antonio DeRisi.  Mr. DeRisi has been a member of the board of directors of the Company since February 2009.  Mr. DeRisi has more than twenty years retail experience managing multiple retail locations in and around Montreal, Canada. Mr. DeRisi is currently the president of the Chamber of Commerce for the City of St. Leonard in Montreal, Canada.  He owns a distribution center that distributes all types of products, including food and non-food items, to retail stores and distributors throughout Canada.  Mr. DeRisi holds the Canadian equivalent of a bachelor of science in business administration from Dawson College located in Montreal, Canada.  The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. DeRisi should serve as a member of the board of directors included his knowledge of the Company and his previous business management and distribution experience.

Mark Spanakos.  Mr. Spanakos has been a member of the board of directors of the Company since February 2009.  Mr. Spanakos has experience in the financial markets and owns a seat on the New York Mercantile Exchange (NYMEX).  The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Spanakos should serve as a member of the board of directors included his financial industry experience.

Edward Sebastiano.  Mr. Sebastiano has been a member of the board of directors of the Company since February 2009.  Mr. Sebastiano has more than twenty five years of experience in the financial markets.  Since November 2007, he has been the president of, and a partner in, EPTrading Inc., a commodities trading company in New York City. Prior to that from January 2005, Mr. Sebastiano was the president and owner of Esco Commodities, also a commodities trading company in New York City. He is also the founder of GFA, a public relations and management company.  The particular experience, qualifications, attributes or skills that led the board to conclude that Mr. Sebastiano should serve as a member of the board of directors included his knowledge of the company and his financial industry experience.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2009 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except for the following:

Mr. Michael Diamant filed an untimely Form 3;

Mr. David Coriaty filed a Form 5 as a result of his failure to file his initial Form 3 and a Form 4 with respect to one transaction;

Mr. Antonio DeRisi filed a Form 5 as a result of his failure to file his initial Form 3;

Mr. Edward Sebasiano filed a Form 5 as a result of his failure to file his initial Form 3;

Mr. Mark Spanakos filed a Form 5 as a result of his failure to file his initial Form 3;

C.L.R., Associates, Inc. filed a Form 5 as a result of its failure to file its initial Form 3 and a Form 4 with respect to nine transactions;

Grand Columbus Holding Inc. did not file a Form 4 with respect to three transactions;

Greystone Business Credit II, LLC filed an untimely Form 3;

Greystone Real Estate Holdings Corp. filed an untimely Form 3;

Greystone & Co. Holdings L.L.C. filed an untimely Form 3; and

Stephen Rosenberg 2004 Descendants' Trust filed an untimely Form 3.

Family Relationships

There are no family relationships between or among the directors and executive officers of the Company.

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past ten years, none of the proceedings described in Item 401(f) of Regulation S-K occurred with respect to a present director or executive officer of the Company except that Mr. David Coriaty filed for personal bankruptcy which was discharged in May 2004.

On December 1, 2004, we adopted a Code of Conduct that applies to all employees of the Company, which includes our principal executive officer and principal financial officer who are currently employees of the Company. We are currently in the process of adopting a Code of Ethics in addition to the Code of Conduct that only applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Conduct can be found as Exhibit 99 to our Form 10-KSB filed for the year ended December 31, 2004. We undertake to provide to any person without charge, upon request a copy of such Code of Ethics once adopted, by writing to the Company's chief executive officer at c/o Hawk Systems, Inc. 2385 Executive Center Drive, Suite 100, Boca Raton, FL 33431.

Committees of the Board

Our board of directors has not yet established an audit, nominating or compensation committee.  Our full board of directors will perform those functions until such time as those committees are established.  We have not yet identified an audit committee financial expert meeting the required criteria and qualifications to serve on our audit committee once it is established, however, we anticipate identifying one in the future.

Director Nominations

The board of directors identifies director candidates through numerous sources, including recommendations from directors, executive officers and our stockholders. The board of directors seeks to identify those individuals most qualified to serve as board members and will consider many factors with regard to each candidate, including judgment, reputation, integrity, diversity, prior experience, the interplay of the candidate’s experience with the experience of other directors and the candidate’s willingness to devote the time and effort required for board responsibilities. Our board of directors has not yet adopted any formal procedures by which stockholders may recommend nominees to the Company’s board of directors.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid to (i) Michael Diamant, our Chief Executive Officer and Director, (ii) David Coriaty, a member of our board of directors and former president, chief executive officer, and chairman, and (iii) Robert McCann III, our former chief executive officer (collectively, the “named executive officers”), during our fiscal years ended December 31, 2009 and 2008.

2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Option Award(s) ($)		Total ($)
Michael Diamant, Chief Executive Officer and Director (1)	2009	—		—		—
	2008	—		—		—
David Coriaty, Director and Former President, Chief Executive Officer and Chairman (2)	2009	500,000	(3)	—		500,000
	2008	252,363		—		252,363
Eric Brown, Former Chief Executive Officer, Chief Financial Officer and Director	2009	—		—		—
	2008	50,000	(4)	—		50,000
Robert E. McCann, Former Chief Executive Officer (5)	2009	90,211		0	(6)	90,211
	2008	—		—		—

———————

(1)  Mr. Diamant was appointed chief executive officer in December 2009, effective January 15, 2010, and did not receive any compensation as our executive officer during the fiscal year ended December 31, 2009.

(2)  Mr. David Coriaty was appointed president and chief executive officer in February 2009 and resigned from both positions in May 2009.  Mr. Coriaty was also appointed executive chairman in May 2009 and resigned from the position in September 2009.

(3)  Includes deferred compensation in the aggregate amount of $231,566, which as of April 1, 2010 has not been paid.

(4) This amount is accrued but not paid.

(5) Mr. Robert McCann was appointed chief executive officer in May 2009 and terminated in October 2009.

(6)  In connection with Mr. McCann’s termination on October 28, 2009, we cancelled his stock option to purchase 7,800,000 shares of Common Stock at an exercise price of $0.16 per share which had previously been granted in May 2009.

Narrative Disclosure to 2009 Summary Compensation Table

Michael Diamant Employment Agreement

On December 15, 2009, we entered into an Employment Agreement with Mr. Michael Diamant (the “Diamant Employment Agreement”), which was amended on January 19, 2010 (the “Diamant Amendment”, together with the Diamant Employment Agreement, the “Diamant Agreement”), pursuant to which Mr. Diamant was hired to serve as our Chief Executive Officer.  The term of the Diamant Agreement commenced on January 15, 2010 for a one (1) year term which will automatically extend for subsequent one (1) year periods unless either party notifies the other not later than sixty (60) days prior to the then current expiration date that such party does not intend for the Diamant Agreement to automatically extend. Pursuant to the terms of the Diamant Agreement, Mr. Diamant is entitled to receive a signing bonus equal to $160,000 and an annual salary equal to $500,000, payable in equal monthly installments.  In addition, the Diamant Agreement provides that on May 12, 2010 Mr. Diamant is entitled to receive an option to purchase 8,000,000 shares of our Common Stock(calculated on a post-reverse split basis) at an exercise price equal to $0.36 (on a post-reverse split basis). The option may be exercised for a term of five (5) years and will be fully vested and non-cancellable at the time of the grant. The Diamant Agreement further provides for an annual bonus opportunity of up to $200,000 during each year of the term of the Diamant Agreement based upon performance criteria to be established jointly by the Compensation Committee and Mr. Diamant within sixty (60) days of the commencement of the Diamant Agreement and approved by our board of directors each year.

If the Diamant Agreement is terminated for any reason, we would be required to pay Mr. Diamant his earned and accrued salary and bonus, if any, plus all reimbursable expenses.  If the Diamant Agreement is terminated for any reason other than our terminating Mr. Diamant for cause, Mr. Diamant would additionally be entitled to receive payments equal to twelve (12) months of his base salary.

The foregoing description of the Diamant Employment Agreement is qualified in its entirety by the full text of the Diamant Employment Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 29, 2009 and the full text of the Diamant Amendment which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2010, each of which are incorporated herein by reference.

David Coriaty Employment Agreement

On May 1, 2009, we entered into an Employment Agreement with Mr. David Coriaty (the “Coriaty Employment Agreement”), which was amended on April 9, 2010 (the “Coriaty Amendment”, together with the Coriaty Employment Agreement, the “Coriaty Agreement”), pursuant to which Mr. Coriaty was hired to serve as our Chairman.  The term of the Coriaty Agreement commenced on May 1, 2009 for a one (1) year term which will automatically extend for subsequent one (1) year periods unless either party notifies the other not later than ninety (90) days prior to the then current expiration date that such party does not intend for the Coriaty Agreement to automatically extend. Pursuant to the terms of the Coriaty Agreement, Mr. Coriaty is entitled to receive an annual salary equal to $500,000, payable in equal monthly installments.  In addition, the Coriaty Agreement provides that Mr. Coriaty is entitled to convert any accrued but unpaid salary into shares of Common Stock at a conversion price equal to the average closing bid price of the Common Stock on the twenty (20) trading days immediately prior to such conversion date or such price as our board of directors shall determine and Mr. Coriaty shall approve.  If the Coriaty Agreement is terminated for any reason, we would be required to pay Mr. Coriaty his earned and accrued salary plus all reimbursable expenses.

The description of the Coriaty Employment Agreement is qualified in its entirety by the full text of the Coriaty Employment Agreement, which was filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009 and the full text of the Coriaty Amendment which is filed as Exhibit 10.16 to this Annual Report, each of which are incorporated herein by reference.

Outstanding Equity Awards at December 31, 2009

There were no outstanding equity incentive awards held by our named executive officers as of December 31, 2009.

DIRECTOR COMPENSATION

None of the members of our board of directors received compensation for their services on the board of directors during the fiscal year ended December 31, 2009.

DIRECTOR INDEPENDENCE

Our board of directors has determined that there are presently no independent directors based on the independence standards contained in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 6, 2010 by (i) each person (or group of affiliated persons) who is known by the Company to own more than five percent of the outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all of the Company’s directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. Shares of our Common Stock which may be acquired upon conversion of preferred stock or exercise of stock options or warrants which are currently exercisable or convertible or which become exercisable or convertible within 60 days after the date indicated in the table are deemed beneficially owned by the holders thereof. Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them. All share amounts shown below are prior to the 1-for-6 reverse stock split.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class Prior to Reverse Split (2)	Percent of Class After Reverse Split (3)
Security Ownership of Management:
Common Stock	Michael Diamant (4)	8,000,000	16.8%	12.2%
Common Stock	David Coriaty (5)	6,465,000	14.0%	9.9%
Common Stock	Antonio De Risi (6)	8,000,000	16.8%	12.2%
Common Stock	Edward Sebastiano (7)	8,000,000	16.8%	12.2%
Common Stock	Mark Spanakos (8)	8,000,000	16.8%	12.2%
	Officer & Directors as a Group (5 persons)	38,465,000	54.8%	58.8%
Security Ownership of Certain Beneficial Owners:
Common Stock	Grand Columbus Holding Inc. (9)	4,787,500	12.0%	1.2%
Common Stock	Greystone Business Credit II, LLC (10)	4,000,000	10.1%	1.0%
Common Stock	The Tucker Family Spendthrift Trust (11)	10,376,530	22.5%	9.9%
Common Stock	C.L.R., Associates, Inc. (12)	5,374,000	11.9%	8.2%
———————
* Less than 1%

(1)	Unless otherwise noted, the principal address of each of the directors and officers listed above is c/o Hawk Systems, Inc., 2385 NW Executive Center Drive, Suite 100, Boca Raton, FL 33431.

(2)
Assuming 39,759,345 shares of Common Stock issued and outstanding as of April 2, 2010. With respect to any securities not outstanding which are subject to such options, warrants, rights or conversion privileges, such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(3)
Assuming approximately 65,564,258 shares of Common Stock issued and outstanding after the Reverse Split and after giving effect to the conversion of all of the outstanding shares of Series B Preferred Stock issued in connection with the Merger. Of the shares of Series B Preferred Stock outstanding immediately prior to the Reverse Split, 64,165 shares of Series B Preferred Stock, which are convertible into 6,416,500 shares of Common Stock, were issued subsequent to the merger and are not automatically convertible into Common Stock in connection with the Reverse Split. Accordingly, these shares have not been included for purposes of the calculation above.

(4)
Includes an option the Company has agreed to issue to Mr. Diamant on May 12, 2010, whereby Mr. Diamant will have the right to purchase 8,000,000 shares of the Company’s Common Stock on a post-Reverse Split basis at an exercise price of $0.36 per share, exercisable for a period of five (5) years from the date of issuance.

(5)	This amount consists of 105,890 shares of Series B Preferred Stock, which are convertible into the number of shares of Common Stock listed above.

(6)	This amount consists of 80,000 shares of Series B Preferred Stock, which are convertible into the number of shares of Common Stock listed above.

(7)	This amount consists of 80,000 shares of Series B Preferred Stock, which are convertible into the number of shares of Common Stock listed above.

(8)	This amount consists of 80,000 shares of Series B Preferred Stock, which are convertible into the number of shares of Common Stock listed above.

(9)	The stockholder’s address is 34 15th Street, Brooklyn, New York 11215.

(10)	The stockholder’s address is 152 W 57th Street, 11th Floor, New York, NY 10019.

(11)
The stockholder’s address is c/o Penson Financial Services Inc., 1700 Pacific Avenue, #1400, Dallas, Texas 75201 according to the records of our transfer agent. This amount includes 64,165 shares of Series B Preferred Stock, which are convertible into 6,416,500 shares of Common Stock. These shares of Series B Preferred Stock were issued subsequent to the merger are not automatically convertible into Common Stock in connection with the Reverse Split, however, they may be voluntarily converted by the holder at any time. The amount shown as the percentage of Common Stock owned after the Reverse Split assumes the shares of Series B Preferred Stock are not converted. Leonard Tucker and Michelle Tucker are co-Trustees of The Tucker Family Spendthrift Trust (the “Trust”) and may be deemed to have beneficial ownership of the securities owned by the Trust.

(12)
The stockholder’s address is 5732 Wind Drift Lane, Boca Raton, FL 33433. This amount consists of 53,740 shares of Series B Preferred Stock, which are convertible into the number of shares of Common Stock listed above. Mr. Burt J. Rhodes is the sole executive officer of C.L.R., Associates, Inc. (“CLR”) and his wife, Mrs. Carole L. Rhodes is the sole director and shareholder of CLR and as a result, Mr. and Mrs. Rhodes have shared voting power and the power to dispose or to direct the disposition of the shares of Series B Preferred Stock held of record by CLR. Thus, Mr. and Mrs. Rhodes may be deemed to be the beneficial owners of the shares owned by CLR.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 6, 2009, Mr. Edward Sebastiano issued a promissory note in the principal amount of $168,000 for the benefit of the Company for prior amounts loaned to him during 2008.  The note accrues interest at the rate of 11% per annum.  Monthly payments of interest only in the amount of $1,540 are due on the 15th day of each month beginning January 15, 2009.  The principal amount of the note and all accrued but unpaid interest was due on December 31, 2009.  On February 23, 2009, the board of directors of the Company agreed to extend the maturity date to December 31, 2010.  The note is secured by an interest in the 8,000,000 shares of the Company’s Common Stock owned by Mr. Sebastiano.

On September 16, 2009, we issued an unsecured promissory note in the principal amount of $50,000 to Mr. Mark Spanakos, a member of our board of directors. The note accrues interest at a rate of 12% per annum and all accrued and unpaid interest is due and payable on the date that is the earlier of (i) September 16, 2010, or (ii) ten (10) business days from the date of closing by the Company of any equity financing in the aggregate of not less than Seven Hundred Fifty Thousand Dollars ($750,000).

As of December 31, 2009, we owed Mr. David Coriaty, a member of the Company’s board of directors, approximately $204,048, which Mr. Coriaty had previously loaned to the Company for working capital, including the payment of expenses.  The loan is not interest-bearing and payable on demand.

Effective January 31, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $100,000 for previous loans provided to us in October 2009 for the payment of expenses.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

Effective February 1, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $40,000 for loans provided to us in January 2010 for the payment of expenses.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. While we do not maintain a written policy with respect to related party transactions, our board of directors routinely reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction. We also generally require that all related parties recuse themselves from negotiating and voting on behalf of the Company in connection with related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by Liebman Goldberg & Hymowitz, LLP for the audit of the Company’s annual financial statements for 2008 and 2009:

	2008	2009
Audit fees	$47,850	$37,000
Audit related fees	-	-
Tax fees	$1,800	-
All other fees	-	52,000
Total	$49,650	$89,500

Audit Fees:  For 2008, consists of fees billed for professional services rendered for the audit of Explorations Group, Inc. (now known as Hawk Systems, Inc.) consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports in connection with statutory and regulatory filings or engagements, as well as the audit of Hawk Biometric’s financial statements for the period ended September 30, 2008 and fiscal year ended December 31, 2008.

For 2009, consists of fees billed for professional services rendered for the audit of Hawk Systems, Inc. consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports in connection with statutory and regulatory filings or engagements, as well as the audit of Hawk Biometric’s financial statements for the period from September 30, 2008 through December 31, 2008.

Tax Fees:  For 2008, consists of costs incurred in connection with tax compliance.

All Other Fees:  For 2009, consists of costs incurred in connection with the audit of the financial statements for a proposed acquisition.  The Company did not complete the acquisition.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements for Hawk Systems, Inc. and Subsidiaries are filed as a part of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets— December 31, 2009 and 2008

Consolidated Statements of Operations—Years ended December 31, 2009 and 2008.

Consolidated Statements of Shareholders' Deficit —Years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows—Years ended December 31, 2009 and 2008.

     2. Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated February 19, 2009, by and among Explorations Group, Inc., Hawk Acquisition Corp., and Hawk Biometric Technologies, Inc. (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2009).

3.1
Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on January 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

3.2
Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 27, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

3.3	Certificate of Correction to the Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on March 17, 2010.*
3.4	Certificate of Amendment to Certificate of Incorporation of Hawk Systems, Inc. filed with the State of Delaware on March 18, 2010.*
10.1
Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $50,000 executed by Hawk Systems, Inc. in favor of Mark Spanakos (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.2
Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Delilah Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.3
Employment Agreement between the Company and David Coriaty dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.4
Employment Agreement between the Company and Robert E. McCann III dated May 12, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.5
Amendment to Employment Agreement between the Company and Robert E. McCann III dated August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009)

10.6
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

10.8
Amendment No. 2 to the Exclusive Investment Banking Agreement, dated November 23, 2009, by and between Hawk Systems, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.9
Unsecured Promissory Note, dated November 23, 2009, in the principal amount of $250,000 executed by Hawk Systems, Inc. in favor of Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.10
Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated December 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on December 29, 2009).

10.11
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated January 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on January 20, 2010).

10.12
Stipulation of Settlement by and between Hawk Systems, Inc. and Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Trust dated January 25, 2010  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on January 29, 2010).

10.13
Consulting Agreement by and between Hawk Systems, Inc. and Griffin Enterprises LLC dated February 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2010).

10.14	Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.15	Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.16	Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and David Coriaty dated April 9, 2010.*
14.1	Code of Conduct (incorporated by reference to Exhibit 3(i).4 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2004).
21.1	Subsidiaries of Hawk Systems, Inc.*
31.1
Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial Officer, as required byPursuant to Rules 13a-14(a) and 15d-14(a) of under the Securities Exchange Act of 1934, as amended adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________________

* Filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Hawk Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK SYSTEMS, INC.

Date: April 15, 2010	By:	/s/ Michael Diamant
Michael Diamant
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hawk Systems, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ Michael Diamant	Chief Executive Officer and Director	April 15, 2010
Michael Diamant

/s/ David Coriaty	Director	April 15, 2010
David Coriaty

/s/ Antonio DeRisi	Director	April 15, 2010
Antonio DeRisi

/s/	Director	April __, 2010
Mark Spanakos

/s/ Edward Sebastiano	Director	April 15, 2010
Edward Sebastiano

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated February 19, 2009, by and among Explorations Group, Inc., Hawk Acquisition Corp., and Hawk Biometric Technologies, Inc. (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2009).

3.1
Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on January 2, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

3.2
Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on May 27, 2009 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

3.3	Certificate of Correction to the Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on March 17, 2010.*
3.4	Certificate of Amendment to Certificate of Incorporation of Hawk Systems, Inc. filed with the State of Delaware on March 18, 2010.*
10.1
Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $50,000 executed by Hawk Systems, Inc. in favor of Mark Spanakos (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.2
Unsecured Promissory Note, dated September 16, 2009, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Delilah Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2009).

10.3
Employment Agreement between the Company and David Coriaty dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.4
Employment Agreement between the Company and Robert E. McCann III dated May 12, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009).

10.5
Amendment to Employment Agreement between the Company and Robert E. McCann III dated August 14, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2009)

10.6
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

10.8
Amendment No. 2 to the Exclusive Investment Banking Agreement, dated November 23, 2009, by and between Hawk Systems, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.9
Unsecured Promissory Note, dated November 23, 2009, in the principal amount of $250,000 executed by Hawk Systems, Inc. in favor of Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.10
Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated December 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on December 29, 2009).

10.11
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated January 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on January 20, 2010).

10.12
Stipulation of Settlement by and between Hawk Systems, Inc. and Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Trust dated January 25, 2010  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on January 29, 2010).

10.13
Consulting Agreement by and between Hawk Systems, Inc. and Griffin Enterprises LLC dated February 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2010).

10.14	Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.15	Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.16	Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and David Coriaty dated April 9, 2010.*
14.1	Code of Conduct (incorporated by reference to Exhibit 3(i).4 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2004).
21.1	Subsidiaries of Hawk Systems, Inc.*
31.1
Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial Officer, as required byPursuant to Rules 13a-14(a) and 15d-14(a) of under the Securities Exchange Act of 1934, as amended adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________________

* Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and
Stockholders of  Hawk Systems, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Hawk Systems, Inc.  and Subsidiaries (a Development Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2009.  Hawk  Systems Inc. and Subsidiaries (a Development Stage Company) management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liebman Goldberg & Hymowitz, LLP
Garden City, New York

April 13, 2010

HAWK SYSTEMS, INC. AND SUBSIDIARDIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Current assets
Prepaid financing costs	$17,519	$-
Interest Receivable	18,480
TOTAL CURRENT ASSETS	35,999	-
Other Assets
Note Receivable-Related Party	168,000
Other assets	5,838	-
TOTAL OTHER ASSETS	173,838
TOTAL ASSETS	$209,837	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$44	$17,140
Accounts payable	547,049	-
Notes payable	150,000
Bond payable	25,000	-
Loan payable - related party	313,575	50,705
Accrued liabilities	803,911	-
Accrued payroll liabilities	231,567	-
TOTAL CURRENT LIABILITIES	2,071,146	67,845

Long-term liabilities
Due to related parties	31,820
Convertible debenture, net	44,000	-
TOTAL LONG-TERM LIABILITIES	75,820	-
TOTAL LIABILITIES	2,146,966	67,845
Stockholders' deficit
Preferred stock
Series B - 500,000 shares authorized, $0.01 par value, 587,347 and 599,288 shares outstanding at December 31, 2009 and December 31, 2008 (1)	5,873	5,993
Common stock
100,000,000 shares authorized, $0.01 par value, 35,799,315 shares issued and outstanding at December 31, 2009 (1)	357,993	-
Additional paid-in capital	16,047,827	15,615,922
Accumulated deficit during development stage	(18,348,822)	(15,689,760)
TOTAL STOCKHOLDERS' DEFICIT	(1,937,129)	(67,845)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$209,837	$-

(1) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARDIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31		From October 25, 2007 (Inception) through December 31,
	2009	2008	2009
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and Administrative	2,496,757	673,818	3,170,575
Research and Development	109,491	15,942	125,433
Total Operating Expenses	2,606,248	689,760	3,296,008
			-
LOSS FROM OPERATIONS	(2,606,248)	(689,760)	(3,296,008)
			-
OTHER INCOME (EXPENSE)			-
Impairment loss	-	(15,000,000)	(15,000,000)
Interest Income	18,480		18,480
Interest Expense	(71,294)	-	(71,294)
Total Other Income (Expense)	(52,814)	(15,000,000)	(15,052,814)
			-
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,659,062)	(15,689,760)	(18,348,822)
			-
PROVISION FOR INCOME TAXES	-	-	-
			-
NET LOSS	$(2,659,062)	$(15,689,760)	$(18,348,822)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.08)	$-
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (2)	31,299,315	-

(2) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARDIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2009 and the Period from October 25, 2007 (inception) Through December 31, 2008

						Deficit Accumulated
	Preferred Stock		Common Stock		Additional	During Development
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage
Balance at October 25, 2007 (Inception) (3)	599,288	$5,993	-	$-	$15,615,922	$

	-	-	-	-	-	(15,689,760)
Net loss

Balance at December 31, 2008	599,288	$5,993	-	$-	$15,615,922	$(15,689,760)

						Deficit Accumulated
	Preferred Stock		Common Stock		Additional	During Development
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage
Balance at December 31, 2008	599,288	$5,993	-	$-	$15,615,922	$(15,689,760)

Recapitalization of the Company			31,299,315	312,993	26,905

Cancellation of preferred stock	(11,941)	(119)

Reimbursement for Consulting Agreement			4,500,000	$45,000	$405,000

Net loss	-	-	-	-	-	(2,659,062)

Balance at December 31, 2009	587,347	$5,873	35,799,315	$357,993	$16,092,827	$(18,348,822)

(3) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARDIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31		From October 25, 2007 (Inception) through December 31,
	2009	2008*	2009
Cash flows from operating activities:
Net loss	$(2,659,062)	$(15,689,760)	$(18,348,822)
Accretion of interest on convertible debenture	44,000	-	44,000
Reverse merger paid in capital	667,742		667,742
Amortization of deferred financing costs	11,680	-	11,680
Adjustment to reconcile net loss to net cash (used in) operating activities
			-
Changes in assets and liabilities:			-
Increase (decrease) from affiliates	(168,000)	-	(168,000)
Increase (decrease) in interest receivable	(18,480)	-	(18,480)
Increase (decrease) in accounts payable	547,049	-	547,049
Increase (decrease) in loan payable-related party	262,870	50,705	313,575
Increase (decrease) in accrued liabilities	803,911	-	803,911
Increase (decrease) from related parties	31,820		31,820
Increase (decrease) in accrued payroll liabilities	231,566	-	231,566
Net cash (used in) operating activities	(244,904)	(15,639,055)	(15,883,959)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	87,000	-	87,000
Proceeds from issuance of bonds and notes	175,000		175,000
Increase in paid in capital	-	15,621,915	15,621,915
Net cash provided by financing activities	262,000	15,621,915	15,883,915

Net increase (decrease) in cash	17,096	(17,140)	(44)

Cash,bank overdraft beginning of year	(17,140)	-	-
Cash, bank overdraft end of year	$(44)	$(17,140)	$(44)
			-
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

*The Company did not commence business operations until August, 2008

The accompanying notes are an integral part of these consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 – Nature of Business and Summary of Significant Accounting Policies:

Organization and Nature of Operations

Since September 2004, Hawk Systems, Inc. (formerly known as Explorations Group, Inc.), a Delaware corporation (the “Company,” “we” “us” or “our”) was in the business of operating parking lots and garages in New York City and the surrounding areas through its wholly-owned operating subsidiary, Parking Pro, Inc. (“Parking Pro”). During 2008, the Company decided to pursue a new business direction.  On February 19, 2009, pursuant to the terms of an Agreement and Plan of Merger by and between the Company, Hawk Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Hawk Acquisition”) and Hawk Biometric Technologies, Inc., a Florida corporation (“Hawk Biometric”), Hawk Acquisition merged with Hawk Biometric (the “Merger”).

The former stockholders of Hawk Biometric were issued .02 shares of the Company’s Class B Voting, Convertible Preferred Stock, par value $.01 per share (“Series B Preferred Stock”) in exchange for each share of Hawk Biometric Class A and Class B common stock outstanding. Each share of Series B Preferred Stock is convertible into one hundred (100) shares of the Company’s common stock, par value $.01 (“Common Stock”) at any time, at the option of the holder and will automatically be converted into shares of Common Stock on the day following the completion of a 1-for-6 reverse split of its Common Stock (the “Reverse Split”).  On March 18, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware which set the effective date of the Reverse Split as April 7, 2010.

The merger resulted in a change of control, and as such, Hawk Biometric is the surviving entity and is a wholly-owned subsidiary of the Company. This report on Form 10-K is presented accordingly.

On May 27, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware changing its name to Hawk Systems, Inc. On July 15, 2009, the trading symbol for the Company’s Common Stock, which is quoted on the Over-The-Counter Bulletin Board, was changed from EXGI to HWSY.

Hawk Biometric is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. Management believes technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, and sporting and gaming applications where identity management is required.

Basis of Presentation

Reverse Merger. The Merger has been accounted for as a reverse merger in the form of a recapitalization with Hawk Biometric as the successor. The recapitalization has been given retroactive effect in the accompanying consolidated financial statements. The accompanying consolidated financial statements represent those of Hawk Biometric for all periods prior to the consummation of the Merger and of the Company and its wholly-owned subsidiaries, Hawk Biometric and Parking Pro, subsequent to the Merger.

The consolidated balance sheet as of December 31, 2009 and the consolidated statement of operations, consolidated statement of stockholders' deficit and consolidated cash flows for the fiscal years ended December 31, 2009 and the period October 25, 2007 (date of inception) through December 31, 2008 included herein, have been prepared in accordance with the instructions for Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements.

Since inception, the Company has not realized any revenue from its biometric technology business. The Company has been primarily engaged in developing its fingerprint authentication technology and identifying, and pursuing acquisitions of related assets or companies. The Company has manufactured units of its biometric automotive starter product but has not yet sold any of those units. To date, the Company’s operations consist of raising capital and preparing for its first commercial product sale. There is no guarantee that the Company will be able to sell any products or generate revenues. These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Going Concern.  We have incurred losses since inception and have an accumulated deficit of $(18,348,822) at December 31, 2009, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations since inception through the issuance of debt and equity securities and loans from related parties. Should we require additional funds and are unable to acquire such funds, our ability to continue as a going concern will be severely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These factors create uncertainty whether we can continue as a going concern. Our plans to mitigate the effects of the uncertainties on our continued existence are: 1) to raise additional equity capital; 2) to restructure our existing debt; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans may be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event we are unable to continue as a going concern.
Summary of Significant Accounting Policies

Codification of Accounting Standards

The issuance of FASB Accounting Standards Codificationtm (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization.  Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of all majority-owned subsidiaries. The consolidated balance sheet is a classified presentation, which distinguishes between current and non-current assets and liabilities. The Company believes that a classified balance sheet provides a more meaningful presentation consistent with the business cycles of the Company's operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Research and Development

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  Research and development costs for the years ended December 31, 2009 and for the period October 25, 2007 (date of inception) through December 31, 2008 were $109,491 and $15,942 respectively.

Earnings Per Common Share

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/ (loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic and diluted income/(loss) per common share for the year ended December 31, 2009 and for the period October 25, 2007 (date of inception)  through December 31, 2008 was 31,299,315 and 0 (as a result of the recapitalization), respectively.  The Company’s common stock equivalents, of outstanding options and warrants, have not been included as they are anti-dilutive.

Fair Value of Financial Instruments

The Company has adopted the required provisions of Topic 820, “Fair Value Measurements”. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The Company’s financial instruments are carried at fair value, including, cash equivalents. Virtually all of the Company’s valuation measurements are Level 1 measurements.  The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements.  As of December 31, 2009, the fair value of our long-term debt was $100,000, which exceeded the carrying value by $56,000.

Development Stage Activities and Operations

The Company is in its initial stages of formation and for the period October 25, 2007 (date of inception) through December 31, 2009, the Company had no revenues.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation of goodwill and intangible assets. Actual results could differ from those estimates.

Revenue Recognition:

The Company has not reported any revenues during fiscal year ended December 31, 2009 and for the period October 25, 2007 (date of inception) to December 31, 2008 but intends to recognize revenue in the future when earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Cash and Cash Equivalents:

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We do not have cash balances in banks in excess of the maximum amount insured by the FDIC and other international agencies as of December 31, 2009 and 2008.

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

Income Taxes:

We account for income taxes under ASC 740-10 (formerly SFAS No. 109, “Accounting for Income Taxes”) (“ASC 740-10”).  ASC 740-10 requires and asset and liability approach for financial reporting for incomes taxes. Under ASC 740-10, deferred taxes are provided for temporary differences between the carrying values of the assets and liabilities for financial reporting and tax purposes at the enacted rates at which these differences are expected to reverse.

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Because the Company has an uncertainty regarding it as a going concern, a 100% valuation allowance has been set up for any deferred tax item.

Loss per Common Share

We apply SFAS No. 128, "Earnings per Share," which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. For the fiscal years ended December 31, 2009 and for the period October 25, 2007 (date of inception) to December 31, 2008, the potential shares of Common Stock to be issued upon exercise or conversion of outstanding stock options, warrants, convertible debenture, and Series B Preferred Stock have not been included in the determination of loss per share because the effect would be anti-dilutive.

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The adoption of other recently issued accounting pronouncements did not have a material effect on our financial position or results from operations. We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 2 – Patents, Impairment Loss

In May 2008, Hawk Biometric issued approximately 23,000,000 shares of its common stock on a one-for-one basis to the shareholders of Hawk Biometrics of Canada, Inc. in exchange for that company’s existing patent and pending patent applications.  The transaction, which was accounted for on a fair market value basis recognized the patent value at $15,000,000. Subsequently, it was determined that the patent was impaired in accordance with SFAS 144, as the expected cash flows to be generated were $0 at the time of valuation. For the year ended December 31, 2008, we recognized an impairment loss of $15,000,000.

As part of the stock transaction, Hawk Biometric also received approximately $210,000, which is reflected in paid in capital.

Note 3 – Merger

On February 19, 2009, we completed an Agreement and Plan of Merger among the Company, Hawk Acquisition, and Hawk Biometric.  The former stockholders of Hawk Biometric were issued 599,288 shares of the Company’s Series B Preferred Stock in exchange for all of the outstanding shares of Hawk Biometric Class A and Class B common stock. Each share of Series B Preferred Stock is convertible into one hundred (100) shares of our Common Stock at any time, at the option of the holder and will automatically be converted into Common Stock on the day following the completion of a 1-for-6 Reverse Split of our Common Stock.

For accounting purposes, these actions resulted in a reverse merger, and Hawk Biometric is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity.

We assumed an estimated $32,500 in liabilities pursuant to the transaction. As we did not acquire any assets, we reduced paid in capital by $32,500, which represents the net liabilities acquired. These liabilities are comprised of a $25,000 bond payable and estimated accrued interest thereon. See Note 6 - Debt, Note 9 - Commitments and Contingencies and Note 10 - Subsequent Events.

Note 4 – Related party transactions

On January 6, 2009, Mr. Edward Sebastiano, a member of the Company’s board of directors, issued a promissory note in favor of the Company in the principal amount of $168,000 for loans provided to him by Hawk Biometrics of Canada, Inc.  The note provided for an original maturity date of December 31, 2009, however, the board of directors of the Company agreed to extend the maturity of the note until December 31, 2010. See Note 10 - Subsequent Events.

On September 16, 2009, the Company issued an unsecured promissory note in the principal amount of $50,000 to Mr. Mark Spanakos, a member of the Company’s board of directors. See Note 6 - Debt.

As of December 31, 2009, we owed Mr. David Coriaty, a member of the Company’s board of directors, approximately $308,348, which Mr. Coriaty had previously loaned to the Company for working capital including payment of expenses. See Note 10-Subsequent Events.

Note 5 - Income Taxes

Deferred income taxes as reported on the consolidated balance sheet consists of:

	December 31, 2009	December 31, 2008

Deferred tax assets	$103,350	$-0-
Deferred tax liabilities	-0-	-0-
Valuation allowance	(103,350)	-0-
Total	$0	$0

As December 31, 2009, we had net operating losses (“NOL”) of approximately $689,000.  This amount is available to be carried forward to offset future taxable income. The carry forwards begin to expire in 2028.  We have provided a full 100% valuation allowance on the deferred tax assets at December 31, 2009 to reduce such deferred income tax assets to zero as it is the management’s belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustments as warranted.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 6 – Debt

The components of debt are summarized as follows.

Long-Term Debt	December 31, 2009
Convertible debenture	$100,000
Discount for beneficial conversion feature and warrant	(56,000)
Bond payable	25,000
Notes payable	150,000
Due to related parties	304,348
Total	523,348
Less current portion	(479,348)
$44,000

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

In connection with the Merger, we assumed the obligation to repay a Class A, Series A Convertible Bond (“Bond”) held by the Tucker Family Spendthrift Trust (the “Trust”). The Bond is in the principal amount of $25,000, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City). The terms of the Bond include a conversion option that provided for conversion into a number of shares equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the Bond document. On April 29, 2009, the Trust provided notice of election to convert $24,000 in principal and accrued interest of the Bond.  During the fiscal year ended December 31, 2009, the Company was in litigation with the Trust regarding the Bond, however, the parties resolved their issues in January 2010.  See Note 9 – Commitments and Contingencies: Litigation and Note 10 - Subsequent Events.

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

Due to related parties consists of amounts loaned to us by Mr. David Coriaty, a member of the Company’s board of directors, during 2008 and 2009 for working capital purposes.

Note 7 – Stock-based Compensation

On May 12, 2009, we granted a non-qualified stock option to Mr. Robert E. McCann III, our former Chief Executive

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

On December 15, 2009, the Company entered into an employment agreement with Michael Diamant to serve as the new Chief Executive Officer of the Company, effective January 15, 2010, which was subsequently amended on January 19, 2010, effective December 15, 2009.  In connection with that agreement, the Company has agreed to issue Mr. Diamant on May 12, 2010, stock options to purchase 8,000,000 shares of Common Stock (on a post-Reverse Split basis) at an exercise price of $0.36, which was equal to the closing bid price of the Common Stock on the date immediately preceding the date of the agreement (on a post-Reverse Split basis). The option will be exercisable for a period of five years from the date of grant and will be fully vested and non-cancellable at the time of the grant.

As of December 31, 2009, there were no outstanding stock options.

Note 8 – Stockholder’s Deficit

We are authorized to issue 100,000,000 shares of Common Stock, $0.01 par value, and 1,500,000 shares of Preferred Stock, $0.01 par value. There were 31,299,315 shares of Common Stock and 587,347 shares of Series B Preferred Stock outstanding on December 31, 2009.   The number of shares of Series B Preferred Stock outstanding exceeded the number of authorized shares of Series B Preferred Stock by 87,337.  Each share of Series B Preferred Stock is convertible into one hundred (100) shares of our Common Stock at any time at the option of the holder and will automatically be converted into Common Stock on the day following the completion of the Reverse Split. See Note 10 - Subsequent Events.

On October 7, 2009, our board of directors approved the issuance of 4,500,000 shares of our restricted Common Stock (on a pre-reverse split basis) to an entity controlled by our former chief executive officer, chief financial officer and director, Mr. Eric Brown, as reimbursement for a payment made by the entity on our behalf pursuant to a consulting agreement between us and a consultant.  The shares were not physically issued until January 14, 2010.  We have therefore recorded an expense of $405,000 which represents the fair value of the Common Stock based on the closing stock price of $.09 on October 7, 2009.

Note 9 – Commitments and Contingencies

Litigation – On June 9, 2009, Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Trust, filed a complaint in the 15th Judicial Circuit of Palm Beach County, seeking the issuance of 3,323,821 shares of Common Stock and 63,717 shares of preferred stock plus legal fees and costs. The Company and the Trust resolved their differences in January 2010. See Note 10 - Subsequent Events.

Contingencies – Pursuant to an agreement dated February 13, 2009, we agreed to extend and amend an investment banking agreement originally dated May 5, 2008 (“IB Agreement”) with Cresta Capital Strategies, LLC (“Cresta”).  The amendment provided for a monthly fee payable to Cresta of $100,000 for a period of twelve months.  We have renegotiated our relationship with Cresta, however, and on November 23, 2009, the Company and Cresta executed a second amendment to the IB Agreement which reduced the monthly fee payable to Cresta from $100,000 to $10,000. In addition, we issued to Cresta a promissory note in the amount of $250,000 in full satisfaction of the previous amounts owed Cresta. Accordingly, we have recorded an expense of $250,000 for all amounts owed to Cresta under the IB Agreement through November 2009.  See Note 10 - Subsequent Events.

Commitments –  On January 9, 2009, the board of directors of Hawk Biometric approved paying an annual salary of $500,000 to Mr. David Coriaty, our former Chairman and current member of the board of directors.  On May 1, 2009, we entered into an employment agreement with Mr. Coriaty, which provided for a base salary of $780,000 per annum for a one-year term. The Company and Mr. Coriaty subsequently agreed to reduce his salary to $500,000 per annum for the fiscal year ended December 31, 2009.  We are recording the expense over the term of the agreement.

Commitments –  On May 15, 2009, we entered into an employment agreement with Mr. Henry Eckenrhode to serve as vice president of corporate operations for a term of one year.  The agreement provides for a salary of $120,000 per year, payable in monthly installments.  During the fiscal year ended December 31, 2009, we were recording the expense over the term of the agreement, however after the fiscal year end the parties agreed to mutually terminate the agreement in exchange for the issuance of 200,000 shares of Common Stock. See Note 10 - Subsequent Events.

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Commitments – We entered into an employment agreement with Mr. Robert E. McCann, our former Chief Executive Officer, on May 12, 2009, as amended on August 14, 2009, which provided for a base salary of $240,000 per annum for a two-year term and the grant of a stock option to purchase 7,800,000 shares of Common Stock at an exercise price of $0.16 per share (the “Option”). The Option was to be fully vested upon issuance with a term of five years from date of grant. The agreement further provided for a performance bonus up to $100,000 upon the achievement of certain goals. On October 28, 2009, Mr. McCann was terminated as Chief Executive Officer of the Company and his employment agreement and stock options were cancelled as of the same date. We recorded $90,211 in compensation during the fiscal year ended December 31, 2009, which was paid in the form of cash and payment of personal expenses on behalf of Mr. McCann.

Commitments – We entered into a consulting agreement with Mr. Michael Golden on August 27, 2009 pursuant to which Mr. Golden agreed to manage the Company’s Hawk Telematics division as division President, develop the Company’s intellectual property, bring to market Hawk Telematics products, and assist the Company in corporate matters relating to intellectual property. The term of the Agreement was one year and the consultant was entitled to compensation in the amount of $20,000 per month for services rendered and a signing bonus equal to $60,000, payable at the rate of $20,000 per month for three months commencing on September 1, 2009. Additionally, the agreement provides that Mr. Golden is entitled to receive a five-year warrant to purchase 975,000 shares of the Company’s Common Stock (calculated on a post-Reverse Split basis or 5,850,000 shares of Common Stock on a pre-Reverse Split basis) at an exercise price equal to $0.90 per share (calculated on a post-Reverse Split basis or $0.15 per share on a pre-Reverse Split basis), the fair market value of the Common Stock on the date of grant (the “Warrant”). The agreement’s terms provide that the Warrant will be fully vested as of the date of grant. The agreement provides the Bonus Warrant will be fully vested on the date of grant. On October 28, 2009, the Company terminated the consulting agreement with Mr. Golden and cancelled the Warrant. We recorded $40,000 in cash compensation during the fiscal year ended December 31, 2009. We never issued the Warrant, however, and as a result of the subsequent cancellation, we did not record an expense for the Warrant.

Commitments – We entered into an employment agreement with Mr. Michael Diamant, our current Chief Executive Officer, on December 15, 2009, for a term of one year beginning January 15, 2010.  The agreement will automatically extend for subsequent one (1) year periods, unless either party notifies the other not later than sixty (60) days prior to the then expiration date of the agreement that such party does not intend for the agreement to automatically extend. Pursuant to the terms of the agreement, Mr. Diamant is entitled to receive an annual salary of $500,000, payable in equal monthly installments, and a signing bonus equal to $160,000, payable within thirty days of the date of the agreement. Additionally, the agreement, as amended, provides that Mr. Diamant is entitled to receive options to purchase 4,000,000 shares of Common Stock (calculated on a post-reverse split basis) at an exercise price equal to the closing bid price of the Common Stock on the date immediately preceding the date of the agreement, which was $0.36 (calculated on a post-Reverse Split basis. The option is for a term of five years and will be fully vested and non-cancellable at the time of the grant.  The agreement further provides for an annual bonus opportunity of up to $200,000 during each year of the term of the agreement based upon performance criteria to be established jointly by the Compensation Committee and Mr. Diamant within sixty (60) days of the commencement of the agreement and approved by the board of directors of the Company each year.  The Company has the right to terminate the Agreement at any time and Mr. Diamant may terminate the Agreement by delivery of written notice to the Company at least sixty (60) days prior to the termination date.  We did not record any expense for this agreement during the fiscal year ended December 31, 2009 since the agreement did not take effect until after the fiscal year end.

Note 10 – Subsequent Events

On January 25, 2010, we entered into a settlement agreement (“Settlement Agreement”) with the Trust in order to settle the ongoing litigation between us and the Trust.  In accordance with the terms of the Settlement Agreement, we agreed to issue the Trust 3,960,030 shares of our Common Stock and 64,165 shares of our Series B Preferred Stock (collectively, the “Securities”).  We subsequently issued the Securities to the Trust and therefore, we have no further obligation under the Bond.  Under the terms of the Settlement Agreement, we and the Trust agreed to release and forever discharge each other, our present officers, agents and employees from any and all claims and demands which have been or may have been based upon any facts or circumstances that arose or existed on or prior to the date of the Settlement Agreement.  We executed the release February 23, 2010 and the Trust executed the release on

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

March 3, 2010.  The Trust filed a stipulation and order of dismissal with prejudice with the 15th Judicial Circuit Court of Palm Beach and the judge entered an order of dismissal with prejudice on February 26, 2010.

Effective January 31, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $100,000 for previous loans provided to us in October 2009.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

Effective February 1, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $40,000 for loans provided to us in January 2010.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

Effective February 23, 2010, the Company entered into a consulting agreement (“Consulting Agreement”) with Griffin Enterprises LLC, a Florida limited liability company (“Griffin”).  Under the terms of the Consulting Agreement, Griffin will provide certain consulting and liaison services to the Company in connection with the establishment and implementation of a corporate development growth plan to enable the Company to develop and expand its business both in the private sector as well as the government sector.  The Consulting Agreement has a term of three months ending on May 31, 2010 and provides for monthly compensation payable to Griffin in the amount of $20,000 which first monthly payment is due and payable on or before February 26, 2010.  The remaining payments will be due and payable on the first day of each month beginning on April 1, 2010.

On February 23, 2010, the Board of Directors of the Company approved the termination of an investment banking agreement dated June 4, 2008 (“IB Agreement”), as amended on February 13, 2009 and November 23, 2009, between the Company and Cresta Capital Strategies, LLC (“Cresta”), a FINRA licensed broker-dealer.  The IB Agreement was terminated due to the fact that Cresta’s services were no longer needed.

On February 23, 2010, the Board of Directors of the Company agreed to amend the employment agreement dated May 1, 2009 (the “Agreement”), between the Company and Mr. David Coriaty, a member of the Company’s Board of Directors, effective immediately. The Agreement previously provided for an annual salary of $780,000 or such other annual rate of compensation as the Board of Directors of the Company may from time to time determine (“Base Salary”), payable in equal monthly installments.   The Board of Directors of the Company and Mr. Coriaty agreed to reduce his Base Salary to $500,000 for the fiscal year ended December 31, 2010.  In addition, Mr. Coriaty agreed to further amend the Agreement to provide for payment of his Base Salary in the following manner: $250,000 per annum in the form of the Company’s common stock, par value $.01, to be paid quarterly to Mr. Coriaty beginning June 30, 2010 and the balance of the $250,000 to be deferred until such time as the Board of Directors and Mr. Coriaty agree otherwise. The terms of the amendment will be subject to compliance with all applicable law. The Company and Mr. Coriaty have not yet entered into a formal written amendment to the Agreement reflecting these new terms.

On February 23, 2010, the Board of Directors agreed to terminate the agreement with Mr. Hank Eckenrode and approved the issuance of 200,000 shares of Common Stock (on a pre-Reverse Split basis) to be issued to Mr. Eckenrode in exchange for his cancellation of the approximately $50,000 in past due compensation due to him, subject to entering into a formal release and satisfaction agreement.

On February 23, 2010, the Board of Directors approved an extension of the promissory note issued by Mr. Edward Sebastiano for an additional twelve months so that the note is now due on December 31, 2010.

On March 18, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware which set the effective date of the Reverse Split as April 7, 2010.  The Reverse Split was subsequently effected on April 7, 2010 and as a result, 587,347 shares of Series B Preferred Stock automatically converted into 58,734,700 shares of Common Stock.  After giving effect to such conversion, there were 64,165 shares of our Series B Preferred Stock still outstanding.  The balance of 435,835 shares of Series B Preferred have been returned to authorized but unissued shares of Series B Preferred Stock.