Form 10-K/A
period 2009-12-31
Hawk Systems, Inc.
filed 2010-05-04
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 65,361,332 as of April 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

HAWK SYSTEMS, INC.

Table of Contents

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	1

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	2

SIGNATURES		4

Explanatory Note

Hawk Systems, Inc. (“Company,” “Hawk,” “we,” “us,” or, “our”) is filing this Amendment No. 1 (the “Form 10-K/A”) to its annual report previously filed on Form 10-K with the SEC on April 15, 2010: (i) to revise Item 8. Financial Statements and Supplementary Data to correct a scrivener’s error.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this Form 10-K/A and are included as exhibits hereto.

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

3.3
Certificate of Correction to the Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on March 17, 2010 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

3.4
Certificate of Amendment to Certificate of Incorporation of Hawk Systems, Inc. filed with the State of Delaware on March 18, 2010  (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

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

10.14
Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty  (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.15
Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty  (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.16
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and David Coriaty dated April 9, 2010  (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

14.1	Code of Conduct (incorporated by reference to Exhibit 3(i).4 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2004).

21.1	Subsidiaries of Hawk Systems, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

31.1
Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

HAWK SYSTEMS, INC.

Date: May 4, 2010	By:	/s/ Michael Diamant
Michael Diamant
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

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

3.3
Certificate of Correction to the Certificate of Amendment to Certificate of Incorporation filed with the State of Delaware on March 17, 2010 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

3.4
Certificate of Amendment to Certificate of Incorporation of Hawk Systems, Inc. filed with the State of Delaware on March 18, 2010  (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

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

10.14
Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty  (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.15
Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty  (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.16
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and David Coriaty dated April 9, 2010  (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

14.1	Code of Conduct (incorporated by reference to Exhibit 3(i).4 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2004).

21.1	Subsidiaries of Hawk Systems, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

31.1
Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

/s/ Liebman Goldberg & Hymowitz, LLP
Garden City, New York

April 13, 2010

HAWK SYSTEMS, INC. AND SUBSIDIARIES
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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31		From October 25, 2007 (Inception) through December 31, 2009
	2009	2008
REVENUE	$-	$-	$-

OPERATING EXPENSES
General and Administrative	2,496,757	673,818	3,170,575
Research and Development	109,491	15,942	125,433
Total Operating Expenses	2,606,248	689,760	3,296,008
			-
LOSS FROM OPERATIONS	(2,606,248)	(689,760)	(3,296,008)
			-
OTHER INCOME (EXPENSE)			-
Impairment loss	-	(15,000,000)	(15,000,000)
Interest Income	18,480		18,480
Interest Expense	(71,294)	-	(71,294)
Total Other Income (Expense)	(52,814)	(15,000,000)	(15,052,814)
			-
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,659,062)	(15,689,760)	(18,348,822)
			-
PROVISION FOR INCOME TAXES	-	-	-
			-
NET LOSS	$(2,659,062)	$(15,689,760)	$(18,348,822)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.08)	$-
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (2)	35,799,315	-

(2) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2009 and the Period from October 25, 2007 (inception) Through December 31, 2008

						Deficit Accumulated
	Preferred Stock		Common Stock		Additional	During Development
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage
Balance at October 25, 2007 (Inception) (3)	599,288	$5,993	-	$-	$15,615,922	$

	-	-	-	-	-	(15,689,760)
Net loss

Balance at December 31, 2008	599,288	$5,993	-	$-	$15,615,922	$(15,689,760)

						Deficit Accumulated
	Preferred Stock		Common Stock		Additional	During Development
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage
Balance at December 31, 2008	599,288	$5,993	-	$-	$15,615,922	$(15,689,760)

Recapitalization of the Company			31,299,315	312,993	26,905

Cancellation of preferred stock	(11,941)	(119)

Reimbursement for Consulting Agreement			4,500,000	$45,000	$405,000

Net loss	-	-	-	-	-	(2,659,062)

Balance at December 31, 2009	587,347	$5,873	35,799,315	$357,993	$16,047,827	$(18,348,822)

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

Summary of Significant Accounting Policies

Codification of Accounting Standards

The issuance of FASB Accounting Standards Codification (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization.  Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.

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