Form 10-Q
period 2010-03-31
Hawk Systems, Inc.
filed 2010-05-20
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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
 (Address of principal executive offices) (Zip Code)

(561) 962-2885
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2010
Common Stock, $0.01 par value	68,777,832

i

EXPLANATORY NOTE

As used in this Form 10-Q, unless the context requires otherwise, “we,” “our,” “us” or the “Company” refers to Hawk Systems, Inc. and its subsidiaries, Hawk Biometric Technologies, Inc. and Parking Pro, Inc.  Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (“Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Quarterly Report filed on Form 10-Q (“Form 10-Q”). Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements that relate to present or historical conditions, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and analyses made by us in light of our assessment of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our growth and actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) industry competition, conditions, performance and consolidation; (ii) the effects of adverse general economic conditions, both within the United States and globally and the availability of debt and equity financing in view of the current economy; (iii) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts; (iv) new product development and introduction in light of our lack of adequate financing; (v) changes in business strategy or development plans; (vi) the ability to attract and retain qualified personnel; and (vii) the ability to protect our technology, among others.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(See below)
ASSETS
Current assets
Cash	$303	$-
Prepaid financing costs	13,139	17,519
Interest Receivable	23,100	18,480
Note Receivable-Related Party	168,000	168,000
TOTAL CURRENT ASSETS	204,542	203,999
Other Assets
Other assets	5,838	5,838
TOTAL OTHER ASSETS	5,838	5,838
TOTAL ASSETS	$210,380	$209,837

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$-	$44
Accounts payable	759,322	547,049
Notes payable	290,000	150,000
Bond payable	-	25,000
Loan payable - related party	246,076	313,575
Accrued liabilities	756,848	803,911
Accrued payroll liabilities	605,000	231,567
TOTAL CURRENT LIABILITIES	2,657,246	2,071,146

Long-term liabilities
Due to Related Parties	31,820	31,820
Convertible debenture, net	56,500	44,000
TOTAL LONG-TERM LIABILITIES	88,320	75,820
TOTAL LIABILITIES	2,745,566	2,146,966
Stockholders' deficit
Preferred stock
Series B - 500,000 shares authorized, $0.01 par value, 651,565 and 587,347 shares issued and outstanding at March 31, 2010 and December 31, 2009 (1)	6,516	5,873
Common stock
100,000,000 shares authorized, $0.01 par value, 6,626,632 and 5,216,630 shares issued and outstanding at March 31, 2010 and December 31, 2009 (1)	66,266	52,166
Additional paid-in capital	16,537,554	16,353,653
Accumulated deficit during development stage	(19,145,522)	(18,348,822)
TOTAL STOCKHOLDERS' DEFICIT	(2,535,186)	(1,937,130)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$210,380	$209,836

(1) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1.

The balance sheet at December 31, 2009, has been taken from the audited financial statements at that date and condensed.  The December 31, 2009 shares and share dollar amount reflect the 1 for 6 reverse split.

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		From October 25, 2007 (Inception) through March 31, 2010
	2010	2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
Officers Salary	389,167	130,000	1,242,060
General and Administrative	215,695	295,628	2,533,376
Research and Development	-	-	125,433
Total Operating Expenses	604,862	425,628	3,900,869

LOSS FROM OPERATIONS	(604,862)	(425,628)	(3,900,869)

OTHER INCOME (EXPENSE)
Impairment Loss	-	-	(15,000,000)
Loss on Settlement of Contract	(162,270)	-	(162,270)
Interest Income	4,620	-	23,100
Interest Expense	(34,189)	-	(105,483)
Total Other Income (Expense)	(191,839)	-	(15,244,653)

LOSS BEFORE INCOME TAXES	(796,701)	(425,628)	(19,145,522)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(796,701)	$(425,628)	$(19,145,522)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.12)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (2)	6,485,956	4,632,966

(2) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1. The three months ended March 31, 2009 weighted average number of common shares outstanding have been changed to reflect the one-for-six reverse split.

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		From October 25, 2007 (Inception) through March 31, 2010
	2010	2009

Cash flows from operating activities:
Net loss	$(796,701)	$(425,628)	$(19,145,523)
Accretion of interest on convertible debenture	12,500	-	56,500
Reverse merger paid in capital	-	343,827	667,742
Loss on settlement of contract	162,270		162,270
Amortization of deferred financing costs	4,380	-	16,060
Adjustment to reconcile net loss to net cash (used in) provided by operating activities

Changes in assets and liabilities:
(Increase) decrease from notes receivable-related party	-	-	(168,000)
(Increase) decrease in interest receivable	(4,620)	-	(23,100)
Increase (decrease) in accounts payable	212,276	-	759,325
Increase (decrease) in loan payable-related party	(67,500)	117,343	246,075
Increase (decrease) in accrued liabilities	(35,691)	4,500	768,220
Increase (decrease) from related parties	-	-	31,820
Increase (decrease) in accrued payroll liabilities	373,433	-	604,999
Net cash (used in) provided by operating activities	(139,653)	40,042	(16,023,612)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	-	-	87,000
Proceeds from issuance of notes	140,000	-	315,000
Increase in paid in capital	-	-	15,621,915
Net cash provided by financing activities	140,000	-	16,023,915

Net increase in cash	347	40,042	303

Cash,bank overdraft beginning of period	(44)	(17,141)	-
Cash balance at end of period	$303	$22,901	$303

Supplemental schedule of non-cash operating, investing and financing activities:

Conversion of debt for stock
Reduction of bond payable	$25,000	$-	$25,000
Issuance of common stock - par value	(39,600)	-	(39,600)
Issuance of preferred stock - par value	(642)	-	(642)
Issuance of stock - additional paid-in capital	(158,401)	-	(158,401)
Loss on settlement of contract	162,270	-	162,270
Reduction of accrued interest payable	11,373	-	11,373
	$-	$-	$-

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1 – Nature of Business and Summary of Significant Accounting Policies:

Business

From September 2004 to February 2009, Hawk Systems, Inc. (formerly known as Explorations Group, Inc.), a Delaware corporation (the “Company,” “we,” “us” or “our”) was in the business of operating parking lots and garages in New York City and the surrounding areas through its wholly-owned subsidiary, Parking Pro, Inc. (“Parking Pro”). During 2008, the Company decided to pursue a new business direction.  On February 19, 2009, pursuant to the terms of an Agreement and Plan of Merger by and between the Company, Hawk Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Hawk Acquisition”) and Hawk Biometric Technologies, Inc., a Florida corporation (“Hawk Biometric”), Hawk Acquisition merged with and into Hawk Biometric (the “Merger”).

In the Merger, the former stockholders of Hawk Biometric were issued .02 shares of the Company’s Class B Voting, Convertible Preferred Stock, par value $.01 per share (“Series B Preferred Stock”) in exchange for each share of Hawk Biometric Class A and Class B common stock outstanding. Each share of Series B Preferred Stock is convertible into one hundred (100) shares of the Company’s common stock, par value $.01 (“Common Stock”) at any time, at the option of the holder.  Furthermore, each share of Series B Preferred Stock issued in the Merger is automatically convertible into shares of Common Stock on the day following the completion of a 1-for-6 reverse split of its Common Stock (the “Reverse Split”).  The Merger resulted in a change of control, with Hawk Biometric the surviving entity and a wholly-owned subsidiary of the Company. This report on Form 10-Q is presented accordingly.

On May 27, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware changing its name to Hawk Systems, Inc. On July 15, 2009, the trading symbol for the Company’s Common Stock, which is quoted on the Over-The-Counter Bulletin Board, was changed from EXGI to HWSY.

Hawk Biometric is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. Management believes the technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, and sporting and gaming applications where identity management is required.

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

The unaudited consolidated balance sheet as of March 31, 2010 and the unaudited consolidated statement of operations and unaudited consolidated cash flows for the three months ended March 31, 2010 and March 31, 2009 and the period October 25, 2007 (date of inception) through March 31, 2010 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements.

Reverse Split. On March 18, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware which set the effective date of the Reverse Split as April 7, 2010. The Reverse Split was subsequently effected on April 7, 2010. The Common Stock share amounts used in these financial statements have been changed to reflect the Reverse Split.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Going Concern.  Since inception, the Company has not realized any revenue from its biometric technology business. The Company has been primarily engaged in developing its fingerprint authentication technology and identification, and pursuing acquisitions of related assets or companies. The Company has manufactured units of its biometric automotive starter product but has not yet sold any of those units. To date, the Company’s operations consist of raising capital and preparing for its first commercial product sale. There is no guarantee that the Company will be able to sell any products or generate revenues. These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have incurred losses since inception and have an accumulated deficit of  $(19,145,522) at March 31, 2010, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations since inception through the issuance of debt and equity securities and loans from related parties. Should we require additional funds and are unable to acquire such funds, our ability to continue as a going concern will be severely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Summary of Significant Accounting Policies

Codification of Accounting Standards

The issuance of FASB Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The switch affects the way companies refer to GAAP in financial statements and in their accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards will consist solely of the number used in the Codification’s structural organization.  Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.  We do not believe the adoption of SFAS 168 will have a material effect on our results of operations or financial position.

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

Research and Development

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  Research and development costs for the three months ended March 31, 2010 and March 31, 2009 and for the period October 25, 2007 (date of inception) through March 31, 2010 were $0, $0 and $125,433, respectively.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Earnings Per Common Share

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used to calculate basic and diluted income/(loss) per share for the three months ended March 31, 2010 and March 31, 2009 was 6,485,956 and 4,632,966, respectively.  The Company’s Common Stock equivalents, such as outstanding options and warrants, have not been included as they are anti-dilutive.

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

The Company’s financial instruments are carried at fair value. Virtually all of the Company’s valuation measurements are Level 1 measurements.  The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements.  As of March 31, 2010, the fair value of our long-term debt was $88,320, which exceeded the carrying value by $44,000.

Development Stage Activities and Operations

The Company is in its initial stages of formation and for the period October 25, 2007 (date of inception) through March 31, 2010, the Company had no revenues.

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

Revenue Recognition

The Company has not reported any revenues during the three months ended March 31, 2010 and March 31, 2009 but intends to recognize revenue in the future when earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Long-Lived Assets

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Income Taxes

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

Loss per Common Share

We apply ASC 260, which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares of Common Stock had been issued. For the three months ended March 31, 2010 and 2009, the potential shares of Common Stock to be issued upon exercise or conversion of outstanding stock options, warrants, convertible debenture, and Series B Preferred Stock have not been included in the determination of loss per share because the effect would be anti-dilutive.

Reclassification

Certain items for the three months ended March 31, 2009 have been reclassified to conform with the three months ended March 31, 2010 presentation.

Recent Accounting Pronouncements

The adoption of other recently issued accounting pronouncements did not have a material effect on our financial position or results from operations. We do not expect recently issued accounting pronouncements that are not yet effective will have a material effect on our financial position or results of operations upon adoption.

Note 2 – Merger

On February 19, 2009, we completed an Agreement and Plan of Merger among the Company, Hawk Acquisition, and Hawk Biometric.  The former stockholders of Hawk Biometric were issued 599,288 shares of the Company’s Series B Preferred Stock in exchange for all of the outstanding shares of Hawk Biometric Class A and Class B common stock. Each share of Series B Preferred Stock was convertible into one hundred (100) shares of our Common Stock at any time, at the option of the holder.  Furthermore, each share of Series B Preferred Stock issued in the Merger was automatically convertible into shares of Common Stock on the day following the completion of the Reverse Split of our Common Stock.  On March 18, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware which set the effective date of the Reverse Split as April 7, 2010.  The Reverse Split was subsequently effected on April 7, 2010.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

For accounting purposes, these actions resulted in a reverse merger, and Hawk Biometric is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity.

We assumed an estimated $32,500 in liabilities pursuant to the Merger. As we did not acquire any assets, we reduced paid in capital by $32,500, which represents the net liabilities acquired. These liabilities are comprised of a $25,000 bond payable and estimated accrued interest thereon. See Note 5 - Debt, Note 8 - Commitments and Contingencies and Note 9 - Subsequent Events.

Note 3 – Related Party Transactions

On January 6, 2009, Mr. Edward Sebastiano, a member of the Company’s board of directors, issued a promissory note in favor of the Company in the principal amount of $168,000 for loans provided to him by Hawk Biometrics of Canada, Inc., the company from which we acquired our existing patent.  The note accrues interest at the rate of 11% per annum.  Monthly payments of interest only in the amount of $1,540 were due on the 15th day of each month beginning January 15, 2009.  The principal amount of the note and all accrued but unpaid interest was due on December 31, 2009.  On February 23, 2010, the Board of Directors of the Company agreed to extend the maturity date to December 31, 2010.  The note is secured by an interest in the 8,000,000 shares of the Company’s Common Stock owned by Mr. Sebastiano.  As of March 31, 2010 and December 31, 2009, $23,100 and $18,480, respectively, is reflected in interest receivable as due from Mr. Sebastiano.

            On September 16, 2009, the Company issued an unsecured promissory note in the principal amount of $50,000 to Mr. Mark Spanakos, a member of the Company’s board of directors. The note accrues interest at a rate of 12% per annum and all accrued and unpaid interest is due and payable on the date that is the earlier of (i) September 16, 2010, or (ii) ten (10) business days from the date of closing by the Company of any equity financing in the aggregate of not less than Seven Hundred Fifty Thousand Dollars ($750,000). See Note 5 - Debt.

Effective January 31, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $100,000 for previous loans provided to us in October 2009 for the payment of expenses.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

Effective February 1, 2010, we issued a promissory note to Mr. Coriaty in the principal amount of $40,000 for loans provided to us in January 2010 for the payment of expenses.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

As of March 31, 2010, we owed Mr. Coriaty, approximately $246,076, which Mr. Coriaty had previously loaned to the Company for working capital, including the payment of expenses.  The loan is not interest-bearing and payable on demand.

Note 4 - Income Taxes

There is no income tax benefit recorded for the losses for the three months ended March 31, 2010 and March 31, 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

Note 5 – Debt

The components of debt are summarized as follows.

Long-Term Debt
	March 31,	December 31,
	2010	2009
Convertible debenture	$100,000	$100,000
Discount for beneficial conversion feature and warrant	(43,500)	(56,000)
Bond Payable	-	25,000
Notes payable	290,000	150,000
Due to related parties	277,896	345,395
Total	624,396	564,395
Less current portion	(536,076)	(488,575)
	$88,320	$75,820

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

In connection with the Merger, we assumed the obligation to repay a Class A, Series A Convertible Bond (“Bond”) held by the Tucker Family Spendthrift Trust (the “Trust”). The Bond was in the principal amount of $25,000, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City). The terms of the Bond included a conversion option that provided for conversion into a number of shares equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the Bond document. On April 29, 2009, the Trust provided notice of election to convert $24,000 in principal and accrued interest of the Bond.   On January 25, 2010, we entered into a settlement agreement (“Settlement Agreement”) with the Trust in order to settle the ongoing litigation between us and the Trust.  In accordance with the terms of the Settlement Agreement, we agreed to issue the Trust 3,960,030 shares of our Common Stock and 64,165 shares of our Series B Preferred Stock (collectively, the “Securities”).  We subsequently issued the Securities to the Trust and therefore, we have no further obligation under the Bond.  Under the terms of the Settlement Agreement, we and the Trust agreed to release and forever discharge each other, our present officers, agents and employees from any and all claims and demands which have been or may have been based upon any facts or circumstances that arose or existed on or prior to the date of the Settlement Agreement.  We executed the release February 23, 2010 and the Trust executed the release on March 3, 2010.  The Trust filed a stipulation and order of dismissal with prejudice with the 15th Judicial Circuit Court of Palm Beach and the judge entered an order of dismissal with prejudice on February 26, 2010.  See Note 9 - Subsequent Events.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Due to related parties consists of amounts loaned to us by Mr. David Coriaty, a member of the Company’s board of directors, during 2008, 2009 and 2010 for working capital purposes.

Note 6 – Stock-based Compensation

On December 15, 2009, the Company entered into an employment agreement with Michael Diamant to serve as the Chief Executive Officer of the Company, effective January 15, 2010, which was subsequently amended on January 19, 2010, effective December 15, 2009.  In connection with that agreement, the Company agreed to issue Mr. Diamant stock options to purchase 8,000,000 shares of Common Stock (on a post-Reverse Split basis) at an exercise price of $0.36, which was equal to the closing bid price of the Common Stock on the date immediately preceding the date of the agreement (on a post-Reverse Split basis). The option will be exercisable for a period of five years from the date of grant and will be fully vested and non-cancellable at the time of the grant.  On March 29, 2010, the Board of Directors approved a modification to Mr. Diamant’s employment agreement for 2010, whereby Mr. Diamant’s base salary is modified from $500,000 per annum payable in cash to $400,000 per annum payable in cash and $100,000 payable in Common Stock and Mr. Diamant’s signing bonus is modified from $160,000 payable in cash to $80,000 payable in cash and $80,000 payable in Common Stock. See Note 9 - Subsequent Events.

As of March 31, 2010, there were no outstanding stock options.

Note 7 – Stockholder’s Deficit

We are authorized to issue 100,000,000 shares of Common Stock, $0.01 par value, and 1,500,000 shares of Preferred Stock, $0.01 par value. There were 6,626,632 shares of Common Stock and 651,512 shares of Series B Preferred Stock outstanding on March 31, 2010.  The number of shares of Series B Preferred Stock outstanding exceeded the 500,000 authorized shares of Series B Preferred Stock by 151,512.  Each share of Series B Preferred Stock is convertible into one hundred (100) shares of our Common Stock at any time at the option of the holder and will automatically be converted into Common Stock on the day following the completion of the Reverse Split.  On March 18, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware which set the effective date of the Reverse Split as April 7, 2010, which was subsequently effected on April 7, 2010.  See Note 9 - Subsequent Events.

Note 8 – Commitments and Contingencies

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

On December 15, 2009, we entered into an employment agreement with Mr. Michael Diamant, our current Chief Executive Officer, which was amended on January 19, 2010 (the “Diamant Agreement”), pursuant to which Mr. Diamant was hired to serve as our Chief Executive Officer.  The term of the Diamant Agreement commenced on January 15, 2010 for a one (1) year term which will automatically extend for subsequent one (1) year periods unless either party notifies the other not later than sixty (60) days prior to the then current expiration date that such party does not intend for the Diamant Agreement to automatically extend. Pursuant to the terms of the Diamant Agreement, Mr. Diamant is entitled to receive a signing bonus equal to $160,000 and an annual salary equal to $500,000, payable in equal monthly installments.  In addition, the Diamant Agreement provides that beginning May 12, 2010, Mr. Diamant is entitled to receive an option to purchase 8,000,000 shares of our Common Stock (calculated on a post-Reverse Split basis) at an exercise price equal to $0.36. The option may be exercised for a term of five (5) years and will be fully vested and non-cancellable at the time of the grant. The Diamant Agreement further provides for an annual bonus opportunity of up to $200,000 during each year of the term of the Diamant Agreement based upon performance criteria to be established jointly by the Compensation Committee and Mr. Diamant within sixty (60) days of the commencement of the Diamant Agreement and approved by our board of directors each year.  The Company has the right to terminate the Agreement at any time and Mr. Diamant may terminate the Agreement by delivery of written notice to the Company at least sixty (60) days prior to the termination date.  On March 29, 2010, the Board of Directors approved a modification to the Diamant Agreement for 2010, whereby Mr. Diamant’s base salary is modified from $500,000 per annum payable in cash to $400,000 per annum payable in cash and $100,000 payable in Common Stock and Mr. Diamant’s signing bonus is modified from $160,000 payable in cash to $80,000 payable in cash and $80,000 payable in Common Stock.  As of March 31, 2010, the Company and Mr. Diamant had not yet entered into a formal amendment reflecting these modified terms.  See Note 9 - Subsequent Events.

Effective January 31, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $100,000 for previous loans provided to us in October 2009.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

Effective February 1, 2010, we issued a promissory note to Mr. Coriaty in the principal amount of $40,000 for loans provided to us in January 2010.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.

Pursuant to an agreement dated February 13, 2009, we agreed to extend and amend an investment banking agreement originally dated May 5, 2008 (“IB Agreement”) with Cresta Capital Strategies, LLC (“Cresta”).  The amendment provided for a monthly fee payable to Cresta of $100,000 for a period of twelve months.  We renegotiated our relationship with Cresta, however, and on November 23, 2009, the Company and Cresta executed a second amendment to the IB Agreement which reduced the monthly fee payable to Cresta from $100,000 to $10,000. In addition, we issued to Cresta a promissory note in the amount of $250,000 in full satisfaction of the previous amounts owed Cresta. Accordingly, we have recorded an expense of $250,000 for all prior amounts owed to Cresta under the IB Agreement.  Effective February 23, 2010, the Board of Directors of the Company approved the termination of the IB Agreement.  See Note 9 - Subsequent Events.

On February 23, 2010, the Board of Directors of the Company agreed to amend the employment agreement dated May 1, 2009 (the “Coriaty Agreement”), between the Company and Mr. Coriaty, effective immediately. The Coriaty Agreement previously provided for an annual salary of $780,000 or such other annual rate of compensation as the Board of Directors of the Company may from time to time determine (“Base Salary”), payable in equal monthly installments.   The Board of Directors of the Company and Mr. Coriaty agreed to reduce his Base Salary to $500,000 for the fiscal year ended December 31, 2010.  In addition, Mr. Coriaty agreed to further amend the Coriaty Agreement to provide for payment of his Base Salary in the following manner: $250,000 per annum in the form of the Company’s Common Stock to be paid quarterly to Mr. Coriaty beginning June 30, 2010 and the balance of the $250,000 to be deferred until such time as the Board of Directors and Mr. Coriaty agree otherwise. The terms of the amendment will be subject to compliance with all applicable law. As of March 31, 2010, the Company and Mr. Coriaty had not yet entered into a formal written amendment to the Coriaty Agreement reflecting these new terms.  See Note 9 - Subsequent Events.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

As of March 31, 2010, we owed Mr. Coriaty, approximately $246,076, which Mr. Coriaty had previously loaned to the Company for working capital, including the payment of expenses.  The loan is not interest-bearing and payable on demand.

On May 15, 2009, we entered into an employment agreement with Mr. Henry Eckenrode to serve as vice president of corporate operations for a term of one year.  The agreement provides for a salary of $120,000 per year, payable in monthly installments.  The Board of Directors of the Company and Mr. Eckenrode mutually agreed to terminate the agreement effective February 8, 2010.

Effective February 23, 2010, the Company entered into a consulting agreement (“Consulting Agreement”) with Griffin Enterprises LLC, a Florida limited liability company (“Griffin”).  Under the terms of the Consulting Agreement, Griffin will provide certain consulting and liaison services to the Company in connection with the establishment and implementation of a corporate development growth plan to enable the Company to develop and expand its business both in the private sector as well as the government sector.  The Consulting Agreement has a term of three months ending on May 31, 2010 and provides for monthly compensation payable to Griffin in the amount of $20,000 which first monthly payment is due and payable on or before February 26, 2010.  The remaining payments are due and payable on the first day of each month beginning on April 1, 2010.

Note 9  -  Subsequent Events

The Reverse Split was effected on April 7, 2010 ("Effective Date") and every six shares of our Common Stock outstanding immediately prior to the Effective Date was automatically converted into one share of Common Stock, thereby reducing the number of shares of Common Stock outstanding to 6,626,632. In addition, the 587,347 shares of Series B Preferred Stock issued in the Merger and outstanding on the Effective Date automatically converted into 58,734,700 shares of Common Stock.  After giving effect to such conversion, the 64,165 shares of Series B Preferred Stock issued to the Trust in connection with the Settlement Agreement were still outstanding.  The balance of 435,835 shares of Series B Preferred have been returned to authorized but unissued shares of Series B Preferred Stock.

On April 9, 2010, the Company and Mr. David Coriaty, a member of the Company’s Board of Directors, entered into an amendment to the Coriaty Agreement (the “Coriaty Amendment”) which provides that the Company will pay Mr. Coriaty a Base Salary at the annual rate of Five Hundred Thousand Dollars ($500,000) per year or such other annual rate of compensation as the Board of Directors of the Company may from time to time determine.  The Coriaty Amendment further provides that at any time and from time to time, Mr. Coriaty will be entitled to convert any accrued but unpaid salary into shares of the Company’s Common Stock at a conversion price equal to (i) the average closing bid price of the Company’s Common Stock on the 20 trading days immediately prior to such conversion date, or (ii) at such price as the board of directors of the Company shall determine and approved by Mr. Coriaty.  Finally, in the Coriaty Amendment, the Company and Mr. Coriaty acknowledged that for the fiscal year ended December 31, 2009, Mr. Coriaty’s total Base Salary was Five Hundred Thousand Dollars ($500,000).

On April 12, 2010, the Company received a notice of conversion from the Trust indicating its intent to convert the 64,165 shares of Series B Preferred Stock issued to it under the Settlement Agreement into 6,416,500 shares of Common Stock.  The Company subsequently issued the shares of Common Stock to the Trust on April 20, 2010.

Effective April 28, 2010, we issued a promissory note to Mr. Coriaty, in the principal amount of $67,600 for loans provided to us during April 2010 for working capital.  The note accrues interest at the rate of 10% per annum and is payable at maturity on September 30, 2010.

On May 11, 2010, Cresta returned to the Company for cancellation for no consideration the 4,000,000 shares of Common Stock the Company had previously issued to it in 2008 in connection with services previously rendered under the IB Agreement.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

On May 17, 2010, our Board of Directors approved the issuance of 1,176,471 shares of restricted Common Stock to Mr. Diamant as payment in full for the $160,000 signing bonus owed to him under the Diamant Agreement.  The conversion rate was based on the previous trading day’s closing price (May 14, 2010) of $0.17 per share, with a 20% discount for restricted securities, resulting in an effective conversion rate of $0.136.

On May 19, 2010, we entered into a second amendment to the Diamant Agreement reflecting the modification of Mr. Diamant’s base salary to $400,000 per annum payable in cash and $100,000 payable in Common Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Our predecessor, Explorations Group, Inc., operated parking garages in New York City through its operating subsidiary Parking Pro, Inc. (“Parking Pro”). On February 19, 2009, we acquired Hawk Biometric Technologies, Inc. (“Hawk Biometric”) through a merger transaction between our subsidiary Hawk Acquisition Corp. (“Hawk Acquisition”) and Hawk Biometric whereby Hawk Acquisition merged with and into Hawk Biometric (the “Merger”). The Merger has been accounted for as a reverse merger in the form of a recapitalization with Hawk Biometric as the successor. The recapitalization has been given retroactive effect in the accompanying financial statements, and the accompanying unaudited consolidated financial statements represent those of Hawk Biometric for all periods prior to the consummation of the Merger and of the Company and its wholly-owned subsidiaries, Hawk Biometric and Parking Pro, subsequent to the Merger.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition - The Company has not reported any revenues during the three months ended March 31, 2010 and 2009 but intends to recognize revenue in the future when earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Earnings Per Common Share - We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares of Common Stock used to calculate basic and diluted income/(loss) per share for the three months ended March 31, 2010 and March 31, 2009 was 6,485,956 and 4,632,966, respectively. The Company’s Common Stock equivalents, such as outstanding options and warrants, have not been included as they are anti-dilutive.

Reclassification - Certain items for the three months ended March 31, 2009 have been reclassified to conform with the three months ended March 31, 2010 presentation.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues

We generated no revenues for the three months ended March 31, 2010 as well as for the comparable period in 2009. Our technology products were not yet available for sales and licensing during the three months ended March 31, 2009 and we were in discussions with a local regional bank to conduct a pilot program using our ATM technology during the three months ended March 31, 2010, but such discussions have not yet resulted in any formal agreement or arrangement.

Officer’s Salary

For the three months ended March 31, 2010, officer’s salary expense totaled $389,167, as compared to $130,000 for the three months ended March 31, 2009. The increase was primarily the result of the additional salary and signing bonus payable to our chief executive officer, Mr. Michael Diamant, in connection with his employment agreement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses related to the compliance requirements of a publicly traded company, expenses incurred in the process of identifying and qualifying suitable acquisition targets, and other general and administrative expenses.   For the three months ended March 31, 2010, our general and administrative expenses totaled $215,695, as compared to $295,628 for the three months ended March 31, 2009. The decrease was the result of less consulting fees accrued during the three months ended March 31, 2010.

 Research and Development Expenses

Research and development expenses are comprised of the development of both the design and actual components of our fingerprint authentication technology as well as activities that enable us to keep abreast of the dynamic and evolving industry for these products. We did not have any research and development expenses in either the three months ended March 31, 2010 or the three months ended March 31, 2009.

Interest Expense

Interest expense totaled $34,189 for the three months ended March 31, 2010, as compared to $0 for the three months ended March 31, 2009. We began incurring interest expense upon the issuance of our convertible debenture on April 30, 2009, including interest at the rate of 10% per annum as well as the amortization of the financing costs and the discount related to its beneficial conversion feature and related warrant.  In addition, we issued two unsecured promissory notes on September 16, 2009 in the aggregate principal amount of $150,000, which accrue interest at the rate of 12% per annum. Finally, effective January 31, 2010 and February 1, 2010, we issued two promissory notes to Mr. David Coriaty, a member of our board of directors, in the principal amounts of $100,000 and $40,000, respectively. The notes accrue interest at the rate of 10% per annum, which is payable at maturity on June 30, 2010.

Net Loss

Our net profit or loss is computed as our total revenues less expenses. For the three months ended March 31, 2010, net loss increased to $(796,701) compared to $(425,628) during the three months ended March 31, 2009. The net loss during the three months ended March 31, 2010 is primarily attributed to expenses related to salaries and the loss on the settlement with the Tucker Family Spendthrift Trust (the “Trust”) regarding the bond in the principal amount of $25,000.  The net loss during the three months ended March 31, 2009 was primarily due to expenses related to the Merger.

LIQUIDITY AND CAPITAL RESOURCES

Our continuation as a going concern is dependent upon, among other things, our ability to obtain additional financing when and as needed and to generate sufficient cash flow to meet our obligations on a timely basis. We currently do not have adequate capital to continue our business activities and are seeking new sources of capital. No assurance can be given that we will be able to obtain such financing on acceptable terms. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2009, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

We have funded our operations primarily through loans from our officers, directors, related parties and certain other third parties. We issued a $100,000 convertible debenture in April 2009 and two promissory notes in September 2009 in the aggregate principal amount of $150,000.  We have also issued promissory notes in the aggregate principal amount of $207,600 to Mr. David Coriaty, a member of our board of directors, for various loans he has provided to us during 2009 and 2010. We used the proceeds from such loans to pay salaries, accounting, legal, consulting, and investment banking fees. We anticipate seeking to sell additional equity or debt securities or obtain a credit facility in order to finance our growth. The sale of additional equity or convertible debt securities will likely result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, and, we will likely not be able to continue any business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC due to the limited resources of the Company, as of March 31, 2010 and the lack of centralized and continuity of management. We believe that the appropriate steps are now being taken by the Company to reduce this risk on a going-forward basis. We hired our chief executive officer effective January 15, 2010 and we are seeking to hire additional personnel to assist with the preparation of financial statements, subject to the availability of adequate funds, and make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness and will make appropriate disclosures regarding any observations and changes as required in future periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities during the quarter ended March 31, 2010 which have not been previously reported on the Company’s current reports on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

On March 29, 2010, our Board of Directors approved a modification to the employment agreement with Mr. Michael Diamant, our current Chief Executive Officer (the “Diamant Agreement”) for 2010, whereby Mr. Diamant’s base salary was modified from $500,000 per annum payable in cash to $400,000 per annum payable in cash and $100,000 payable in Common Stock and changed Mr. Diamant’s signing bonus from $160,000 payable in cash to $80,000 payable in cash and $80,000 payable in Common Stock.  On May 17, 2010, our Board of Directors approved the issuance of 1,176,471 shares of restricted Common Stock to Mr. Diamant as payment in full for the $160,000 signing bonus owed to him under the Diamant Agreement.  The conversion rate was based on the previous trading day’s closing price (May 14, 2010) of $0.17 per share, with a 20% discount for restricted securities, resulting in an effective conversion rate of $0.136.  Our Board of Directors also authorized the issuance of the stock options to purchase 8,000,000 shares of restricted Common Stock at an exercise price of $0.36 per share exercisable for a period of five years as required under the terms of the Diamant Agreement. In addition, on May 19, 2010, we entered into a second amendment to the Diamant Agreement (“Second Amendment”) reflecting the modification of Mr. Diamant’s base salary to $400,000 per annum payable in cash and $100,000 payable in Common Stock.  The description of the Second Amendment is qualified in its entirety by the full text of the Second Amendment, which is filed as Exhibit 10.16 to this Form 10-Q.

The securities described above have not been registered under the Securities Act of 1933, as amended (“Securities Act”), or any state securities laws, and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in that the sales did not involve any public offering. The certificates representing the securities bear a restrictive legend providing the securities may be resold only if the securities are registered or resold in compliance with the provisions of Rule 144 promulgated under the Securities Act.
Effective May 18, 2010, our Board of Directors appointed Douglas Scott to serve as a member of the Board of Directors.   The Company is not aware of any arrangement or understanding between Mr. Scott and any other person, pursuant to which Mr. Scott was selected as a director.  Neither Mr. Scott nor any of his immediate family members has been a party to any transaction or currently proposed transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

ITEM 6.  EXHIBITS

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

3.5	By-laws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10-SB filed with the SEC on August 20, 2002).
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

10.6
Amendment No. 2 to the Exclusive Investment Banking Agreement, dated November 23, 2009, by and between Hawk Systems, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.7
Unsecured Promissory Note, dated November 23, 2009, in the principal amount of $250,000 executed by Hawk Systems, Inc. in favor of Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.8
Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated December 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on December 29, 2009).

10.9
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated January 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2010).

10.10
Stipulation of Settlement by and between Hawk Systems, Inc. and Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Trust dated January 25, 2010  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2010).

10.11
Consulting Agreement by and between Hawk Systems, Inc. and Griffin Enterprises LLC dated February 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2010).

10.12
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and David Coriaty dated April 9, 2010  (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.13	Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.14	Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.15	Unsecured Promissory Note, dated April 28, 2010, in the principal amount of $67,600 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.16	Amendment No. 2 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated May 19, 2010.*
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

Hawk Systems, Inc.

Date: May 20, 2010	By:	/s/ Michael Diamant
Michael Diamant Chief Executive Officer and Director

Date: May 20, 2010	By:	/s/ David Coriaty
David Coriaty Designated Principal Financial Officer and Director

Exhibit Index

Exhibit No.	Description

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

3.5	By-laws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10-SB filed with the SEC on August 20, 2002).
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

10.6
Amendment No. 2 to the Exclusive Investment Banking Agreement, dated November 23, 2009, by and between Hawk Systems, Inc., and Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.7
Unsecured Promissory Note, dated November 23, 2009, in the principal amount of $250,000 executed by Hawk Systems, Inc. in favor of Cresta Capital Strategies, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 25, 2009).

10.8
Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated December 15, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on December 29, 2009).

10.9
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated January 19, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2010).

10.10
Stipulation of Settlement by and between Hawk Systems, Inc. and Leonard Tucker, as co-Trustee of the Tucker Family Spendthrift Trust dated January 25, 2010  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2010).

10.11
Consulting Agreement by and between Hawk Systems, Inc. and Griffin Enterprises LLC dated February 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2010).

10.12
Amendment No. 1 to the Employment Agreement by and between Hawk Systems, Inc. and David Coriaty dated April 9, 2010  (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2010).

10.13	Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.14	Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.15	Unsecured Promissory Note, dated April 28, 2010, in the principal amount of $67,600 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.16	Amendment No. 2 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated May 19, 2010.*
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