Form 10-Q
period 2010-06-30
Hawk Systems, Inc.
filed 2010-08-26
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2010
Common Stock, $0.01 par value	80,443,950

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	19

i

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context requires otherwise, “we,” “our,” “us” or the “Company” refers to Hawk Systems, Inc. and its subsidiaries, Hawk Biometric Technologies, Inc. and Parking Pro, Inc.  Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Form 10-Q. Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements that relate to present or historical conditions, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and analyses made by us in light of our assessment of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved, or whether such performance or results will be achieved at all. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) our ability to continue as a going concern; (ii) our ability to raise additional financing on acceptable terms, or at all; (iii) industry competition, conditions, performance and consolidation; (iv) the effects of adverse general economic conditions, both within the United States and globally and the availability of debt and equity financing in view of the current economy; (v) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts; (vi) new product development and introduction in light of our lack of adequate financing; (vii) changes in business strategy or development plans; (viii) the ability to attract and retain qualified personnel; and (ix) the ability to protect our technology, among others.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(See below)
ASSETS
Current assets
Cash	$6,186	$-
Prepaid financing costs	8,759	17,519
Interest Receivable	-	18,480
Note Receivable-Related Party	-	168,000
TOTAL CURRENT ASSETS	14,945	203,999
Other Assets
Other assets	5,838	5,838
TOTAL OTHER ASSETS	5,838	5,838
TOTAL ASSETS	$20,783	$209,837

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$-	$44
Accounts payable	436,762	547,049
Notes payable	801,600	150,000
Bond payable	-	25,000
Loan payable - related party	285,769	313,575
Accrued liabilities	775,768	803,911
Accrued payroll liabilities	481,567	231,567
TOTAL CURRENT LIABILITIES	2,781,466	2,071,146

Long-term liabilities
Due to Related Parties	31,820	31,820
Convertible debenture, net	-	44,000
TOTAL LONG-TERM LIABILITIES	31,820	75,820
TOTAL LIABILITIES	2,813,286	2,146,966
Stockholders' deficit
Preferred stock
Series B - 500,000 shares authorized, $0.01 par value, 0 and 587,347 shares issued and outstanding at June 30, 2010 and December 31, 2009 (1)	-	5,874
Common stock
100,000,000 shares authorized, $0.01 par value, 71,610,523 and 5,216,553 shares issued and outstanding at June 30, 2010 and December 31, 2009 (1)	716,105	52,166
Additional paid-in capital	17,643,603	16,353,653
Accumulated deficit during development stage	(21,152,211)	(18,348,822)
TOTAL STOCKHOLDERS' DEFICIT	(2,792,503)	(1,937,130)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$20,783	$209,837

(1) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1.

The balance sheet at December 31, 2009, has been taken from the audited financial statements at that date and condensed.  The December 31, 2009 shares and share dollar amount reflect the one-for-six reverse split.

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From October 25, 2007
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) through
	2010	2009	2010	2009	June 30, 2010

REVENUE	$5,575	-	$5,575	-	$5,575

OPERATING EXPENSES
Officers Salary	1,690,000	1,485,044	2,079,167	1,632,305	2,932,060
General and Administrative	287,823	318,298	507,897	556,258	2,825,579
Research and Development	1,673	-	1,673	40,408	127,106
Total Operating Expenses	1,979,496	1,803,342	2,588,737	2,228,971	5,884,745

LOSS FROM OPERATIONS	(1,973,921)	(1,803,342)	(2,583,162)	(2,228,971)	(5,879,170)

OTHER INCOME / (EXPENSE)
Impairment Loss	-	-	-	-	(15,000,000)
Loss on Settlement of Contract	-	-	(162,270)	-	(162,270)
Interest Income	2,652	-	7,272	-	25,752
Interest Expense	(35,420)	(24,047)	(65,229)	(24,047)	(136,523)
Total Other Income / (Expense)	(32,768)	(24,047)	(220,227)	(24,047)	(15,273,041)

LOSS BEFORE INCOME TAXES	(2,006,689)	(1,827,389)	(2,803,389)	(2,253,018)	(21,152,211)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,006,689)	(1,827,389)	$(2,803,389)	(2,253,018)	$(21,152,211)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.06)	(0.35)	$(0.09)	(0.43)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (2)	31,750,452	5,216,533	31,750,452	5,216,533

(2) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1. The six months ended June 30, 2009 weighted average number of common shares outstanding have been changed to reflect the one-for-six reverse split.

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended		From October 25, 2007 (inception) through June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,803,389)	$(2,253,018)	$(21,152,211)
Accretion of interest on convertible debenture	25,000	19,000	69,000
Reverse merger paid in capital	-	293,123	667,742
Loss on settlement of contract	162,270	-	162,270
Stock based compensation	1,600,000	1,231,872	1,600,000
Stock based services	80,317	-	80,317
Amortization of deferred financing costs	8,760	2,920	20,440
Adjustment to reconcile net loss to net cash (used in) operating activities

Changes in assets and liabilities:
Increase (decrease) from affiliates	168,000	-	-
Increase (decrease) in interest receivable	18,480	-	-
Increase (decrease) in accounts payable	220,141	113,109	767,190
Increase (decrease) in loan payable-related party	-	168,048	313,575
Increase (decrease) in accrued liabilities	(28,143)	115,626	775,768
Increase (decrease) from related parties	(27,806)	-	4,014
Increase (decrease) in accrued payroll liabilities	250,000	240,000	481,566
Net cash (used in) operating activities	(326,370)	(69,320)	(16,210,329)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	-	87,000	87,000
Proceeds from issuance of notes	332,600	-	507,600
Increase in paid in capital	-	-	15,621,915
Net cash provided by financing activities	332,600	87,000	16,216,515

Net increase (decrease) in cash	6,230	17,680	6,186

Cash, bank overdraft beginning of period	(44)	(17,140)	-
Cash, end of period	$6,186	$540	$6,186

Supplemental schedule of non-cash operating, investing and financing activities:
Reduction of bond payable	$25,000	$-	$25,000
Issuance of common stock - par value	(358,113)	-	(358,113)
Issuance of preferred stock - par value	5,873	-	5,873
Issuance of stock - additional paid-in capital	(1,595,776)	-	(1,595,776)
Loss on settlement of contract	162,270	-	162,270
Reduction of accrued interest payable	11,373	-	11,373
	$(1,749,373)	$-	$(1,749,373)

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

On May 27, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware changing its name to Hawk Systems, Inc. On July 15, 2009, the trading symbol for the Company’s Common Stock, which is quoted on the Over-The-Counter Bulletin Board, was changed from EXGI to HWSY.  On March 18, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware which set the effective date of a one-for six reverse split of its common stock (“Reverse Split”) as April 7, 2010. The Reverse Split was subsequently effected on April 7, 2010. The Common Stock share amounts used in these financial statements have been changed to reflect the Reverse Split.

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

The unaudited consolidated balance sheet as of June 30, 2010 and the unaudited consolidated statements of operations and unaudited consolidated cash flows for the three months ended June 30, 2010 and June 30, 2009 and the period October 25, 2007 (date of inception) through June 30, 2010 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements.  Interim results are not necessarily indicative of results to be expected for a full year.  The interim unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Until recently, the Company had not realized any revenue from its biometric technology business. The Company has been primarily engaged in developing its fingerprint authentication technology and identification, and pursuing acquisitions of related assets or companies. There is no guarantee that the Company will be able to sell any products or generate revenues. These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Going Concern.  We have incurred losses since inception and have an accumulated deficit of  $(21,152,211) at June 30, 2010, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations since inception through the issuance of debt and equity securities and loans from related parties. Should we require additional funds and be unable to acquire such funds, our ability to continue as a going concern will be severely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These factors create uncertainty as to whether we can continue as a going concern. Our plans to mitigate the effects of the uncertainties on our continued existence are: 1) to raise additional equity capital; 2) to restructure our existing debt; and 3) to pursue our business plan and seek to generate positive operating cash flow. Management believes that these plans may be effectively implemented in the next twelve-month period. However, our ability to continue as a going concern is dependent on the implementation and success of these plans. The financial statements do not include any adjustments in the event we are unable to continue as a going concern.

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

Research and Development

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  Research and development costs for the six months ended June 30, 2010 were $1,673 as compared to $40,408 for the respective period ending June 30, 2009 and $127,106 for the period October 25, 2007 (date of inception) through June 30, 2010.

Earnings Per Common Share

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used to calculate basic and diluted income/(loss) per share for the six months ended June 30, 2010 and June 30, 2009 was 31,750,452 and 5,216,533, respectively.  The Company’s Common Stock equivalents, such as outstanding options and warrants, have not been included as they are anti-dilutive.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

The Company’s financial instruments are carried at fair value. Virtually all of the Company’s valuation measurements are Level 1 measurements.  The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements.  As of June 30, 2010, we did not have any long-term debt since all of our outstanding debt is due in less than one year.

Development Stage Activities and Operations

The Company is in its initial stages of formation and recognized its first revenues since formation on October 25, 2007, in the amount of $5,575, during the six months ended June 30, 2010.

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

Revenue Recognition

The Company reported revenue of $5,575 during the six months ended June 30, 2010 and no revenue for the six months ending June 30, 2009.  The Company recognizes revenue when it is earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Loss per Common Share

We apply ASC 260, which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares of Common Stock had been issued. For the three and six months ended June 30, 2010 and 2009, the potential shares of Common Stock to be issued upon exercise or conversion of outstanding stock options, warrants, convertible debenture, and Series B Preferred Stock have not been included in the determination of loss per share because the effect would be anti-dilutive.

Reclassification

Certain items for the six months ended June 30, 2009 have been reclassified to conform with the six months ended June 30, 2010 presentation.

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

On March 18, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware, which set the effective date of the Reverse Split as April 7, 2010.  The Reverse Split was subsequently effected on April 7, 2010.  Accordingly, on April 8, 2010, the 587,347 shares of Series B Preferred Stock issued in the Merger and outstanding on that date automatically converted into 58,734,700 shares of Common Stock.  See Note 7 – Stockholder’s Deficit.

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

Note 3 – Related Party Transactions

On January 6, 2009, Mr. Edward Sebastiano, a member of the Company’s board of directors, issued a promissory note in favor of the Company in the principal amount of $168,000 for loans provided to him by Hawk Biometrics of Canada, Inc., the company from which we acquired our existing patent.  The note accrued interest at the rate of 11% per annum.  Monthly payments of interest only in the amount of $1,540 were due on the 15th day of each month beginning January 15, 2009.  The principal amount of the note and all accrued but unpaid interest was due on December 31, 2009, which was extended to December 31, 2010.  The note was secured by an interest in the 8,000,000 shares of the Company’s Common Stock owned by Mr. Sebastiano.  On the advice of counsel that securities regulations prohibited an outstanding loan from the Company to a member of the board of directors, on June 2, 2010, the board voted to foreclose on the collateral securing the note due to Mr. Sebastiano’s inability to repay the note.  As a result, on June 22, 2010, Mr. Sebastiano tendered 1,537,717 shares of Common Stock held by him to the Company for cancellation in exchange for the cancellation of the obligation under the note in the aggregate amount of $193,752, including accrued interest.  As of June 30, 2010 and December 31, 2009, $0 and $18,480, respectively, is reflected in interest receivable as due from Mr. Sebastiano.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

On September 16, 2009, the Company issued an unsecured promissory note in the principal amount of $50,000 to Mr. Mark Spanakos, a member of the Company’s board of directors. The note accrues interest at a rate of 12% per annum and all accrued and unpaid interest is due and payable on the date that is the earlier of (i) September 16, 2010, or (ii) ten (10) business days from the date of closing by the Company of any equity financing in the aggregate of not less than $750,000. See Note 5 - Debt.

Effective April 28, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $67,600 for loans provided to us during April 2010 for working capital.  The note accrues interest at the rate of 10% per annum and is payable at maturity on September 30, 2010.

Effective May 20, 2010, we issued a promissory note to Mr. Coriaty, in the principal amount of $25,000 for loans provided to us during April 2010 for working capital.  The note accrues interest at the rate of 10% per annum and is payable at maturity on September 30, 2010.

As of June 30, 2010, we owed Mr. Coriaty an additional amount of approximately $266,076, which Mr. Coriaty had previously loaned to the Company for working capital, including the payment of expenses.  The loan is not interest-bearing and payable on demand.

Note 4 - Income Taxes

There is no income tax benefit recorded for the losses for the six months ended June 30, 2010 and June 30, 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

Note 5 – Debt

The components of debt are summarized as follows.

Long-Term Debt
	June 30,	December 31,
	2010	2009
Convertible debenture	$-	$100,000 *
Discount for beneficial conversion feature and warrant	-	(56,000)
Bond Payable	-	25,000
Notes payable	801,600	150,000
Due to related parties	317,589	345,395
Total	1,119,189	564,395
Less current portion	(1,087,369)	(488,575)
	$31,820	$75,820

* Beginning with the quarter ending June 30, 2010 the Debenture has been reclassified as a current liability and is reflected in notes payable since the maturity date is now less than one year.

On April 30, 2009, we issued a two-year $100,000 convertible debenture (“Debenture”) to an accredited investor. The Debenture bears interest, which is payable quarterly, at the rate of 10% per annum. The Debenture is convertible into shares of our Common Stock at a conversion price of $0.082 per share, which was a 50% discount to the “Market Price” of the Company’s Common Stock on the date of the holder’s investment in the Debentures.  “Market Price” was defined as the average of the daily volume weighted average prices of the Company’s Common Stock for the five (5) consecutive trading day period immediately preceding the date of the holder’s investment.  As a result of the Reverse Split, the conversion price is now $0.49 per share.  Upon maturity on April 30, 2011, any unconverted outstanding principal and interest is due and payable in cash. In connection with the Debenture, we issued warrants to purchase 50,000 shares of our Common Stock at $0.25 per share (on a pre-Reverse Split basis) (“Debentures Warrants.”). The Debenture Warrants are immediately exercisable and expire on April 30, 2012.  Net cash proceeds after expenses totaled approximately $87,000 and were used for working capital. We paid investment banking fees and expenses of $13,000 and issued warrants to purchase 138,899 and 5,000 shares (on a pre-Reverse Split basis) of our Common Stock at exercise prices of $0.072 and $.25 per share (on a pre-Reverse Split basis), respectively, to the investment banking firm that facilitated the debenture transaction.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

In connection with the Merger, we assumed the obligation to repay a Class A, Series A Convertible Bond (“Bond”) held by the Tucker Family Spendthrift Trust (the “Trust”). The Bond was in the principal amount of $25,000, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged by Citibank, N.A. (New York City). The terms of the Bond included a conversion option that provided for conversion into a number of shares equal to 10% of the Company’s outstanding and reserved capital stock, as defined in the Bond document. On April 29, 2009, the Trust provided notice of election to convert $24,000 in principal and accrued interest of the Bond.   On January 25, 2010, we entered into a settlement agreement (“Settlement Agreement”) with the Trust in order to settle the ongoing litigation between us and the Trust.  In accordance with the terms of the Settlement Agreement, we agreed to issue the Trust 3,960,030 shares of our Common Stock and 64,165 shares of our Series B Preferred Stock (collectively, the “Securities”).  We subsequently issued the Securities to the Trust and, therefore, we have no further obligation under the Bond.  Under the terms of the Settlement Agreement, we and the Trust agreed to release and forever discharge each other, our present officers, agents and employees from any and all claims and demands which have been or may have been based upon any facts or circumstances that arose or existed on or prior to the date of the Settlement Agreement.  We executed the release on February 23, 2010 and the Trust executed the release on March 3, 2010.  The Trust filed a stipulation and order of dismissal with prejudice with the 15th Judicial Circuit Court of Palm Beach and the judge entered an order of dismissal with prejudice on February 26, 2010.  On April 12, 2010, the Company received a notice of conversion from the Trust indicating its intent to convert the 64,165 shares of Series B Preferred Stock issued to it under the Settlement Agreement into 6,416,500 shares of Common Stock.  The Company subsequently issued the shares of Common Stock to the Trust on April 20, 2010.

On September 16, 2009, the Company issued two unsecured promissory notes in the following amounts: (i) $100,000 payable to Delilah Holdings, LLC, and (ii) $50,000 payable to Mr. Mark Spanakos, a member of the Company’s board of directors. Both promissory notes accrue interest at a rate of 12% per annum and all accrued and unpaid interest is due and payable on the date that is the earlier of (i) September 16, 2010, or (ii) ten (10) business days from the date of closing by the Company of any equity financing in the aggregate of not less than $750,000. The proceeds from the promissory notes were used to pay salaries, consulting fees and legal fees.

Due to related parties consists of amounts loaned to us by Mr. David Coriaty, a member of the Company’s board of directors, during 2008, 2009 and 2010 for working capital purposes.
On November 23, 2009, we issued to Cresta Capital Strategies, LLC (“Cresta”) a promissory note in the amount of $250,000 in full satisfaction of the previous amounts owed Cresta.  The note accrues interest at the rate of 8% per annum and is payable at maturity on the date that is the earlier of (i) November 23, 2010, or (ii) ten (10) business days from the date of closing by Company of any equity financing in the aggregate of not less than $2,500,000.

Effective January 31, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $100,000 for previous loans provided to us in October 2009 for the payment of expenses.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.   See Note 9 - Subsequent Events.

Effective February 1, 2010, we issued a promissory note to Mr. Coriaty in the principal amount of $40,000 for loans provided to us in January 2010 for the payment of expenses.  The note accrues interest at the rate of 10% per annum and is payable at maturity on June 30, 2010.  See Note 9 - Subsequent Events.

On April 1, 2010, we issued a promissory note to an individual, Mr. Bryant McFadden, in the amount of $100,000 for a loan provided to us for working capital.   The note accrues interest at the rate of 10% per annum and is payable at maturity on April 1, 2011.

Effective April 28, 2010, we issued a promissory note to Mr. Coriaty, in the principal amount of $67,600 for loans provided to us during April 2010 for working capital.  The note accrues interest at the rate of 10% per annum and is payable at maturity on September 30, 2010. See Note 9 - Subsequent Events.

Effective May 20, 2010, we issued a promissory note to Mr. Coriaty, in the principal amount of $25,000 for loans provided to us during May 2010 for working capital.  The note accrues interest at the rate of 10% per annum and is payable at maturity on September 30, 2010. See Note 9 - Subsequent Events.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 6 – Stock-based Compensation

On December 15, 2009, the Company entered into an employment agreement with Michael Diamant to serve as the Chief Executive Officer of the Company, effective January 15, 2010, which was subsequently amended on January 19, 2010, effective December 15, 2009 (as so amended, the “Diamant Agreement”).  In connection with that agreement, the Company agreed to issue Mr. Diamant on May 12, 2010, stock options to purchase 8,000,000 shares of Common Stock (on a post-Reverse Split basis) at an exercise price of $0.36 (on a post-Reverse Split basis). The option is exercisable for a period of five years from the date of grant and was fully vested and non-cancellable at the time of the grant.   We used the Black-Scholes option-pricing model to determine the fair value with the following weighted average assumptions:  Volatility, 40.813%, expected life, 4.73 years; risk free rate, 3.25%; dividend yield, 0%. Accordingly, we have recorded a fair value expense of $1,440,000 for the option shares.

Effective April 6, 2010, the Company agreed to issue a consultant 10,000 shares of Common Stock in consideration for the introduction to a regional bank to discuss the potential for using our ATM technology.  As of June 30, 2010, we had not yet issued the shares.

On May 11, 2010, Cresta Capital Strategies, LLC (“Cresta”) returned to the Company for cancellation for no consideration the 4,000,000 shares of Common Stock the Company had previously issued to it in 2008 in connection with services previously rendered under an investment banking agreement.  See Note 8 -- Commitments and Contingencies.  Accordingly, the Company has reversed the expense totaling $50,000 that was incurred during the quarter ending September 30, 2008.

On May 17, 2010, our Board of Directors approved the issuance of 1,176,471 shares of restricted Common Stock to Mr. Diamant as payment in full for the $160,000 signing bonus owed to him under the Diamant Agreement.  The conversion rate was based on the previous five trading day’s closing price (through May 14, 2010) of $0.17 per share, with a 20% discount for restricted securities, resulting in an effective conversion rate of $0.136.

On May 21, 2010, the Company issued 750,000 shares of its restricted Common Stock to A.S. Austin Company (“A.S.”) for services to be rendered in connection with a consulting agreement. In addition, we are required to issue A.S. a warrant to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $0.55 per share for a term of three years, which warrant vests ratably over the one-year term of the agreement on the first day of each calendar month.  We used the Black-Scholes option-pricing model to determine the fair value with the following weighted average assumptions:  Volatility, 37.567%; expected life, 2.79 years; risk free rate, 3.25%; dividend yield, 0%.  Accordingly, we have recorded a fair value expense of $417 for the vesting of 41,666 shares of Common Stock.   See Note 8 – Commitments and Contingencies.

Effective June 23, 2010, the Company issued 540,418 shares of restricted Common Stock to Mr. Henry Eckenrode, our former vice president of corporate operations, in exchange for approximately $54,500 owed by the Company to him pursuant to his employment agreement, as well as a general release executed by him releasing the Company from any and all claims.  See Note 8 – Commitments and Contingencies.

On June 30, 2010, the Board of Directors of the Company approved the issuance of 2,893,519 shares of restricted Common Stock to Mr. Diamant in exchange for approximately $208,333 in compensation owed to him through June 30, 2010 under his employment agreement.  The conversion rate was based on the average of the previous five trading day’s closing price (through June 29, 2010) of $0.09 per share, with a 20% discount for restricted securities, resulting in an effective conversion rate of $0.072.

As of June 30, 2010, the only outstanding stock options were those issued to Mr. Diamant for 8,000,000 shares of Common Stock.

Note 7 – Stockholder’s Deficit

We are authorized to issue 100,000,000 shares of Common Stock, $0.01 par value, and 1,500,000 shares of Preferred Stock, $0.01 par value. The Reverse Split of the Company’s Common Stock was effected on April 7, 2010 (“Effective Date”) and every six shares of our Common Stock outstanding immediately prior to the Effective Date was automatically converted into one share of Common Stock, thereby reducing the number of shares of Common Stock outstanding to 6,626,632. In addition, the 587,347 shares of Series B Preferred Stock issued in the Merger and outstanding on the Effective Date automatically converted into 58,734,700 shares of Common Stock.  On April 12, 2010, the Company received a notice of conversion from the Trust indicating its intent to convert the 64,165 shares of Series B Preferred Stock issued to it under the Settlement Agreement into 6,416,500 shares of Common Stock.  The Company subsequently issued the shares of Common Stock to the Trust on April 20, 2010.  As a result, all issued and outstanding shares of Series B Preferred Stock have been returned to authorized but unissued shares of Series B Preferred Stock.  As of June 30, 2010, there were 71,610,523 shares of Common Stock and no Series B Preferred Stock outstanding.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 8 – Commitments and Contingencies

On June 1, 2009, we entered into a strategic consulting agreement with PKF Financial Consultants, Inc. for consulting services to be provided such as advising the Company on sales and licensing strategies, product licensing opportunities, alliances with manufacturers and joint venture agreements. The agreement was for a term of one year and the consultant was entitled to compensation in the amount of $10,000 per month, due at the beginning of each month beginning June 1, 2009.  In addition, the Company was required to pay the consultant “success” compensation upon successful execution of a definitive agreement between the Company and Magna International, Inc. (“Magna”) as follows: (i) an amount equal to 3% of any licensing fee paid by Magna to the Company within ten days of such fee being paid; (ii) an amount equal to 3% of any capital investment by Magna to the Company within ten days of such investment being paid, contingent upon compliance with any applicable state or federal securities laws; and (iii) a ten year option to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price equal to the closing price of the Company’s Common Stock on the day that a definitive agreement between the Company and Magna was executed, or in the event that the definitive agreement was executed on a day when the stock market is closed, the last previous trading date. The options were to vest as follows: 25% vesting effective December 31, 2009; 25% vesting effective June 30, 2010; and 50% vesting effective December 31, 2010.   No options were ever issued in connection with this agreement.

On December 15, 2009, we entered into the Diamant Agreement, which was amended on January 19, 2010, pursuant to which Mr. Diamant was hired to serve as our Chief Executive Officer.  The term of the Diamant Agreement commenced on January 15, 2010 for a one (1) year term which will automatically extend for subsequent one (1) year periods unless either party notifies the other not later than sixty (60) days prior to the then current expiration date that such party does not intend for the Diamant Agreement to automatically extend. Pursuant to the terms of the Diamant Agreement, Mr. Diamant was entitled to receive a signing bonus equal to $160,000 and an annual salary equal to $500,000, payable in equal monthly installments.  In addition, the Diamant Agreement provides that on May 12, 2010, Mr. Diamant is entitled to receive an option to purchase 8,000,000 shares of our Common Stock (calculated on a post-Reverse Split basis) at an exercise price equal to $0.36. The option may be exercised for a term of five (5) years and will be fully vested and non-cancellable at the time of the grant. The Diamant Agreement further provides for an annual bonus opportunity of up to $200,000 during each year of the term of the Diamant Agreement based upon performance criteria to be established jointly by the Compensation Committee and Mr. Diamant within sixty (60) days of the commencement of the Diamant Agreement and approved by our board of directors each year.  The Company has the right to terminate the Agreement at any time and Mr. Diamant may terminate the Agreement by delivery of written notice to the Company at least sixty (60) days prior to the termination date.  On March 29, 2010, the Board of Directors approved a modification to the Diamant Agreement for 2010, whereby Mr. Diamant’s base salary is modified from $500,000 per annum payable in cash to $400,000 per annum payable in cash and $100,000 payable in Common Stock and Mr. Diamant’s signing bonus is modified from $160,000 payable in cash to $80,000 payable in cash and $80,000 payable in Common Stock.  As of June 30, 2010, the Company and Mr. Diamant had not yet entered into a formal amendment reflecting these modified terms.  On May 19, 2010, we entered into a second amendment to the Diamant Agreement reflecting the modification of Mr. Diamant’s base salary to $400,000 per annum payable in cash and $100,000 payable in Common Stock.    On May 17, 2010, our Board of Directors approved the issuance of 1,176,471 shares of restricted Common Stock to Mr. Diamant as payment in full for the $160,000 signing bonus owed to him under the Diamant Agreement.  The conversion rate was based on the previous five trading day’s closing price (through May 14, 2010) of $0.17 per share, with a 20% discount for restricted securities, resulting in an effective conversion rate of $0.136. On June 28, 2010, Mr. Diamant informed the Board of Directors that he was giving 60 days notice of his intent to leave the Company, effective August 27, 2010.  See Note 6 – Stock-based Compensation and Note 9 - Subsequent Events.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Pursuant to an agreement dated February 13, 2009, we agreed to extend and amend an investment banking agreement originally dated May 5, 2008 (“IB Agreement”) with Cresta.  The amendment provided for a monthly fee payable to Cresta of $100,000 for a period of twelve months.  We renegotiated our relationship with Cresta, however, and on November 23, 2009, the Company and Cresta executed a second amendment to the IB Agreement that reduced the monthly fee payable to Cresta from $100,000 to $10,000. In addition, we issued to Cresta a promissory note in the amount of $250,000 in full satisfaction of the previous amounts owed Cresta. Accordingly, we have recorded an expense of $250,000 for all prior amounts owed to Cresta under the IB Agreement.  Effective February 23, 2010, the Board of Directors of the Company approved the termination of the IB Agreement.  On May 11, 2010, Cresta returned to the Company for cancellation for no consideration the 4,000,000 shares of Common Stock the Company had previously issued to it in 2008 in connection with services previously rendered under the IB Agreement.

On May 15, 2009, we entered into an employment agreement with Mr. Eckenrode to serve as vice president of corporate operations for a term of one year.  The agreement provided for a salary of $120,000 per year, payable in monthly installments.  The board of directors of the Company and Mr. Eckenrode mutually agreed to terminate the agreement effective February 8, 2010.   Effective June 23, 2010, the Company issued 540,418 shares of restricted Common Stock to Mr. Eckenrode in exchange for approximately $54,500 owed by the Company to him pursuant to the employment agreement, as well as a general release executed by him releasing the Company from any and all claims.

Effective February 23, 2010, the Company entered into a consulting agreement (“Consulting Agreement”) with Griffin Enterprises LLC, a Florida limited liability company (“Griffin”).  Under the terms of the Consulting Agreement, Griffin provided certain consulting and liaison services to the Company in connection with the establishment and implementation of a corporate development growth plan intended to enable the Company to develop and expand its business both in the private sector as well as the government sector.  The Consulting Agreement had a term of three months ending on May 31, 2010 and provided for monthly compensation payable to Griffin in the amount of $20,000 which first monthly payment was due and payable on or before February 26, 2010.  The remaining payments were due and payable on the first day of each month beginning on April 1, 2010.

On April 9, 2010, the Company and Mr. Coriaty, a member of the Company’s board of directors, entered into an amendment to the Coriaty Agreement (the “Coriaty Amendment”) which provides that the Company will pay Mr. Coriaty a base salary at the annual rate of $500,000 per year or such other annual rate of compensation as the board of directors of the Company may from time to time determine.  The Coriaty Amendment further provides that at any time and from time to time, Mr. Coriaty will be entitled to convert any accrued but unpaid salary into shares of the Company’s Common Stock at a conversion price equal to (i) the average closing bid price of the Company’s Common Stock on the 20 trading days immediately prior to such conversion date, or (ii) at such price as the board of directors of the Company shall determine and approved by Mr. Coriaty.  Finally, in the Coriaty Amendment, the Company and Mr. Coriaty acknowledged that for the fiscal year ended December 31, 2009, Mr. Coriaty’s total base salary was $500,000.  See Note 9 - Subsequent Events.

Effective May 21, 2010, we entered into a consulting agreement with A.S. to provide public relations services for a term of one year.  As compensation for such services, we issued A.S. 750,000 shares of restricted Common Stock as a “commencement bonus.”  In addition, we are required to issue A.S. a warrant to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $0.55 per share for a term of three years, which warrant vests ratably over the term of the agreement on the first day of each calendar month.  As of June 30, 2010, 41,666 shares issuable pursuant to that warrant had vested.  The Company has not yet formally executed a warrant agreement in connection with the grant.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 9 - Subsequent Events

Effective July 8, 2010, the board of directors approved the conversion of a total of $886,075 owed to Mr. Coriaty (the “Coriaty Obligations”) through May 31, 2010 in outstanding loans and accrued interest, as well as accrued salary, into an aggregate of 8,843,427 shares of restricted Common Stock.  The conversion price of $.1008 per share was based on the average of the previous five trading day’s closing price (through June 1, 2010) of $0.126, with a 20% discount for restricted securities. The Coriaty Obligations consisted of:
	Original Amount	Loan Interest through 6/1/2010	Total with Interest	Number of Shares to Issue
Outstanding Loans provided in 2008 and 2009	$213,576.00		$213,576.00	2,118,810
April 28, 2010 Note	$67,600.00	$629.70	$68,229.70	676,882
January 31, 2010 Note	$100,000.00	$3,315.07	$103,315.07	1,024,951
February 1, 2010 Note	$40,000.00	$1,315.07	$41,315.07	409,872
May 20, 2010 Note	$25,000.00	$82.19	$25,082.19	248,831
2010 Salary through May 31, 2010	$208,333.33		$208,333.33	2,066,799
2009 Salary	$231,566.00		$231,566.00	2,297,282
Total	$886,075.33	$5,342.03	$891,417.36	8,843,427

On or about July 13, 2010, Mr. Spanakos, a member of the board of directors of the Company, filed suit against the Company, its subsidiary Hawk Biometric, and certain other members of the board of directors.  Mr. Spanakos seeks an unspecified amount of damages and other equitable relief.  On August 18, 2010, counsel for Mr. Coriaty and Hawk Biometric filed a motion to dismiss.  We believe the allegations in the complaint are without merit and intend to vigorously defend against the lawsuit.

On July 26, 2010, Mr. Diamant notified the board of directors of the Company of his intention to resign from his positions effective immediately.

In August 2010, we formally engaged Deweerd Engineering to develop the version 2 modules of our PASS system.

On August 12, 2010, the board of directors appointed Douglas Scott, a member of the Board of Directors, to serve as interim Chief Executive Officer.

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

Hawk Biometric is a developer of innovative fingerprint authentication technology that offers high degrees of security, convenience, and ease of use in applications such as automobile locks and identity theft protection. We believe the technology can also be used in banking, healthcare, hotel/casino operations, employee time clock and attendance, stadium security, sporting and gaming applications where identity management is required.

We are currently in the process of developing version 2 of our PASS system, which we anticipate will come in three different models based on degree of functionality.  We expect that the basic model will have only ignition starting capabilities.  We anticipate that the mid-level model will unlock and lock vehicle doors, open the vehicle’s trunk and start the ignition using a person’s fingerprint.  Finally, we believe that the “top-of-the-line” model will have the same capabilities as the mid-level model, as well as additional features such as geofencing capabilities (i.e. creating a virtual fence around a vehicle where if the vehicle goes outside of that “fence,” the user will be alerted), airbag deployment alert, and unauthorized movement alert, among others.  These new modules have not yet been developed so there can be no assurances that they will be developed in a timely manner or at all, or with the features described above.

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

Revenue Recognition - The Company reported revenue of $5,575 during the six months ended June 30, 2010 and no revenue for the six months ending June 30, 2009.  The Company recognizes revenue when it is earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Earnings Per Common Share - We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares of Common Stock used to calculate basic and diluted income/(loss) per share for the six months ended June 30, 2010 and June 30, 2009 was 31,750,452 and 5,216,553, respectively. The Company’s Common Stock equivalents, such as outstanding options and warrants, have not been included as they are anti-dilutive.

Reclassification - Certain items for the three and six months ended June 30, 2009 have been reclassified to conform with the three and six months ended June 30, 2010 presentation.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

We generated revenues of $5,575 for the six months ended June 30, 2010 as compared to $0 for the comparable period in 2009. These revenues were as a result of our delivery of 28 units in June 2010 on a purchase order for 50 units at a purchase price of $9,975, which we received from a customer in May 2010.  During the six months ended June 30, 2010, we also continued discussions with a regional bank to conduct a pilot program using our ATM technology as well as met with another larger regional bank to hold a focus group session on the possibility of using our ATM technology in its local branches, but such discussions have not resulted in any formal agreement or arrangement.  Due to our limited resources, we anticipate focusing on generating sales of our automotive product for the remainder of 2010, since our ATM technology still requires significant development.

Officer’s Salary

For the six months ended June 30, 2010, officer’s salary expense totaled $2,079,167, as compared to $1,632,305 for the six months ended June 30, 2009. The increase was primarily the result of the salary and stock compensation in the form of options to our former chief executive officer, Mr. Michael Diamant, in connection with his employment agreement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses related to the compliance requirements of a publicly traded company, expenses incurred in the process of identifying and qualifying suitable acquisition targets, and other general and administrative expenses.   For the six months ended June 30, 2010, our general and administrative expenses totaled $507,897, as compared to $556,258 for the six months ended June 30, 2009. The decrease was the result of less consulting fees accrued during the six months ended June 30, 2010.

 Research and Development Expenses

Research and development expenses are comprised of the development of both the design and actual components of our fingerprint authentication technology as well as activities that enable us to keep abreast of the dynamic and evolving industry for these products. Research and development expenses totaled $1,673 in the six months ended June 30, 2010 and $40,408 the six months ended June 30, 2009 since the majority of the research and development for our version 1 module occurred during the six months ended June 30, 2009.

Interest Expense

Interest expense totaled $65,229 for the six months ended June 30, 2010, as compared to $24,047 for the six months ended June 30, 2009. We began incurring interest expense upon the issuance of our convertible debenture on April 30, 2009, including interest at the rate of 10% per annum as well as the amortization of the financing costs and the discount related to its beneficial conversion feature and related warrant.  In addition, we issued two unsecured promissory notes on September 16, 2009 in the aggregate principal amount of $150,000, which accrue interest at the rate of 12% per annum.  Effective January 31, 2010 and February 1, 2010, we issued two promissory notes to Mr. David Coriaty, a member of our board of directors, in the principal amounts of $100,000 and $40,000, respectively. The notes accrue interest at the rate of 10% per annum, which is payable at maturity on June 30, 2010.  In addition, effective April 28, 2010, and May 20, 2010, we issued two additional promissory notes to Mr. Coriaty in the principal amounts of $67,600 and $25,000, respectively. These notes accrue interest at the rate of 10% per annum, which is payable at maturity on September 30, 2010.  Finally, on April 1, 2010, we issued a promissory note in the principal amount of $100,000 to an individual, Mr. Bryant McFadden, which note accrues interest at the rate of 10% per annum and is payable at maturity on April 1, 2011.  As a result of incurring these debt obligations, our interest expense has continued to increase as compared to prior periods.

Net Loss

Our net profit or loss is computed as our total revenues less expenses. For the six months ended June 30, 2010, net loss increased to $2,803,389 compared to $2,253,018 during the six months ended June 30, 2009. The net loss during the six months ended June 30, 2010 is primarily attributed to expenses related to administrative fees and salaries and the loss on the settlement with the Tucker Family Spendthrift Trust (the “Trust”) regarding the bond in the principal amount of $25,000.  The net loss during the six months ended June 30, 2009 was primarily due to expenses related to the Merger.

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

We have funded our operations primarily through loans from our officers, directors, related parties and certain other third parties. We issued a $100,000 convertible debenture in April 2009 and two promissory notes in September 2009 in the aggregate principal amount of $150,000.  We have also issued promissory notes in the aggregate principal amount of $232,600 to Mr. David Coriaty, a member of our board of directors, for various loans he has provided to us during 2009 and 2010 as well as a promissory note in the principal amount of $100,000 to a third party. We used the proceeds from such loans to pay salaries, accounting, legal, consulting, and investment banking fees. We anticipate seeking to sell additional equity or debt securities or obtain a credit facility in order to finance our anticipated growth. The sale of additional equity or convertible debt securities will likely result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, and, we will likely not be able to continue any business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC due to the limited resources of the Company, as of June 30, 2010 and the lack of centralized and continuity of management. We believe that the appropriate steps will be taken by the Company to reduce this risk on a going-forward basis. We have hired an interim chief executive officer effective August 12, 2010 and we are seeking to hire a permanent chief executive officer and additional personnel to assist with the preparation of financial statements, subject to the availability of adequate funds, and make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness. We will make appropriate disclosures regarding any observations and changes as required in future periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 13, 2010, Mark Spanakos, a member of the board of directors of the Company, filed suit against the Company, its subsidiary Hawk Biometric, and the following other members of the board of directors, Messrs. David Coriaty, Edward Sebastiano, Antonio DeRisi, as well as the Company’s former chief executive officer, Michael Diamant (collectively, the “Defendants”), in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 502010CA017971XXXMB.  The complaint alleges breach of fiduciary duty, breach of duty of loyalty, corporate waste, fraud, conspiracy to commit fraud, and violation of Florida RICO.  The complaint is unclear as to the factual basis alleged to underlie the proceeding except for general allegations that the Defendants have engaged in improper conduct, including but not limited to allegations relating to false representations, solicitation of investor funds based on misrepresentation, waste of funds unrelated to business, waste of corporate assets, diverting corporate opportunities and other general allegations.  Mr. Spanakos seeks an unspecified amount of compensatory, actual, general damages and prejudgment interest, treble damages, and injunctive and equitable relief including a permanent and continuing injunction against future violations, a requirement that Messrs. Coriaty, Sebastiano, DeRisi and Diamant divest themselves of any interest in the Company and Hawk Biometric, and imposition of reasonable restrictions upon defendants from their future involvement in investments and related businesses.  On August 18, 2010, counsel for Hawk Biometric filed a motion to dismiss arguing that the complaint was fatally defective on a number of counts, lack of standing, lack of specificity, and failure to state a cause of action, among others.  We believe that Mr. Spanakos’ allegations are without merit and intend to vigorously defend against the lawsuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as described below, there were no unregistered sales of securities during the quarter ended June 30, 2010 which have not been previously reported on the Company’s current reports on Form 8-K.

Effective April 6, 2010, the Company agreed to issue a consultant 10,000 shares of Common Stock in consideration for the introduction to a regional bank to discuss the potential for using our ATM technology.  As of June 30, 2010, we had not yet issued the shares.

In accordance with the terms of a consulting agreement dated May 21, 2010 between the Company and a consultant, the Company is required to issue the consultant a warrant to purchase up to an aggregate of 500,000 shares of Common Stock at an exercise price of $0.55 per share for a term of three years, which warrant vests ratably over the one-year term of the agreement on the first day of each calendar month beginning June 1, 2010.

The securities described above have not been registered under the Securities Act of 1933, as amended (“Securities Act”), or any state securities laws, and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in that the sale did not involve any public offering. The certificates representing the securities will bear a restrictive legend providing the securities may be resold only if the securities are registered or resold in compliance with the provisions of Rule 144 promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

Effective July 8, 2010, the Board of Directors of the Company approved the conversion of a total of $886,075 owed to Mr. Coriaty through May 31, 2010 in outstanding loans and accrued interest, as well as accrued salary, into an aggregate of 8,843,427 shares of restricted common stock.  The conversion price of $.1008 per share was based on the average of the previous five trading day’s closing price (through June 1, 2010) of $0.126, with a 20% discount for restricted securities.

The securities described above have not been registered under the Securities Act of 1933, as amended (“Securities Act”), or any state securities laws, and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in that the sale did not involve any public offering. The certificates representing the securities bear a restrictive legend providing the securities may be resold only if the securities are registered or resold in compliance with the provisions of Rule 144 promulgated under the Securities Act.

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

10.13
Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.14
Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.15
Unsecured Promissory Note, dated April 28, 2010, in the principal amount of $67,600 executed by Hawk Systems, Inc. in favor of David Coriaty (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.16
Amendment No. 2 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated May 19, 2010 (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.17	Consulting Agreement by and between Hawk Systems, Inc. and A.S. Austin Company dated May 21, 2010.*
10.18	Promissory Note, dated April 1, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Bryant McFadden.*
10.19	Unsecured Promissory Note, dated May 20, 2010, in the principal amount of $25,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
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

Hawk Systems, Inc.

Date: August 26, 2010	By:	/s/ Douglas Scott
Douglas Scott Interim Chief Executive Officer

Date: August 26, 2010	By:	/s/ David Coriaty
David Coriaty Designated Principal Financial Officer

Exhibit Index
Exhibit No.	Description

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

10.13
Unsecured Promissory Note, dated January 31, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of David Coriaty (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.14
Unsecured Promissory Note, dated February 1, 2010, in the principal amount of $40,000 executed by Hawk Systems, Inc. in favor of David Coriaty (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.15
Unsecured Promissory Note, dated April 28, 2010, in the principal amount of $67,600 executed by Hawk Systems, Inc. in favor of David Coriaty (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.16
Amendment No. 2 to the Employment Agreement by and between Hawk Systems, Inc. and Michael Diamant dated May 19, 2010 (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2010).

10.17	Consulting Agreement by and between Hawk Systems, Inc. and A.S. Austin Company dated May 21, 2010.*
10.18	Promissory Note, dated April 1, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Bryant McFadden.*
10.19	Unsecured Promissory Note, dated May 20, 2010, in the principal amount of $25,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*

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