Form 10-Q
period 2010-09-30
Hawk Systems, Inc.
filed 2010-11-15
CIK 1175445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit any post such files). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, $0.01 par value	88,768,950

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	19

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(See below)

ASSETS
Current assets
Prepaid financing costs	$10,217	$17,519
Interest Receivable	-	18,480
Note Receivable-Related Party	-	168,000
TOTAL CURRENT ASSETS	10,217	203,999
Other Assets
Other assets		5,838
TOTAL OTHER ASSETS	0	5,838
TOTAL ASSETS	$10,217	$209,837

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$-	$44
Accounts payable	961,260	547,049
Notes payable	817,500	150,000
Bond payable	-	25,000
Loan payable - related party	82,277	313,575
Accrued liabilities	807,925	803,911
Accrued payroll liabilities	166,667	231,567
TOTAL CURRENT LIABILITIES	2,835,629	2,071,146

Long-term liabilities
Due to Related Parties	31,820	31,820
Convertible debenture, net	-	44,000
TOTAL LONG-TERM LIABILITIES	31,820	75,820
TOTAL LIABILITIES	2,867,449	2,146,966
Stockholders' deficit
Preferred stock
Series B - 500,000 shares authorized, $0.01 par value, 0 and 599,288 shares issued and outstanding at September 30, 2010 and June 30, 2009 (1)	-	5,874
Common stock
100,000,000 shares authorized, $0.01 par value, 80,453,950 and 5,216,553 shares issued and outstanding at September 30, 2010 and December 31, 2009 (1)	804,540	52,166
Additional paid-in capital	18,446,586	16,353,653
Accumulated deficit during development stage	(22,108,358)	(18,348,822)
TOTAL STOCKHOLDERS' DEFICIT	(2,857,232)	(1,937,130)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$10,217	$209,837

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From October 25, 2007
	Three Months Ended September 30,		Nine Months Ended September 30,		(inception) through
	2010	2009	2010	2009	September 30, 2010

REVENUE	$-	-	$5,575	-	$5,575

OPERATING EXPENSES
Officers Salary	159,091	-	638,258	-	3,091,151
General and Administrative	554,676	655,017	2,653,813	2,843,580	3,371,495
Research and Development	211,000	-	212,673	40,408	338,106
Total Operating Expenses	924,767	655,017	3,504,744	2,883,988	6,800,752

LOSS FROM OPERATIONS	(924,767)	(655,017)	(3,499,169)	(2,883,988)	(6,795,177)

OTHER INCOME / (EXPENSE)
Impairment Loss	-	-	-	-	(15,000,000)
Loss on Settlement of Contract	-	-	(162,270)	-	(162,270)
Interest Income	-	-	7,272	-	25,752
Amortization of deferred financing	(4,380)	(4,380)	(13,140)	(7,340)	(24,820)
Interest Expense	(27,000)	(15,344)	(92,229)	(36,431)	(151,843)
Total Other Income / (Expense)	(31,380)	(19,724)	(260,367)	(43,771)	(15,313,181)

LOSS BEFORE INCOME TAXES	(956,147)	(674,741)	(3,759,536)	(2,927,759)	(22,108,358)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(956,147)	(674,741)	$(3,759,536)	(2,927,759)	$(22,108,358)

NET LOSS PER SHARE,
BASIC AND DILUTED	$(0.02)	$(0. 13)	$(0.05)	$(0.56)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED (2)	50,485,434	5,216,553	79,684,956	5,216,553

(2) The October 25, 2007 (date of inception) capital accounts of the Company have been retroactively restated to reflect the number of shares of Series B Preferred Stock issued in the merger transaction. See Note 1. The nine months ended September 30, 2009 weighted average number of common shares outstanding have been changed to reflect the one-for-six reverse split.

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended		From October 25, 2007 (inception) through September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(3,759,536)	$(2,927,759)	$(22,108,358))
Accretion of interest on convertible debenture	37,500	31,500	81,500
Reverse merger paid in capital	-	336,327	667,742
Loss on settlement of contract	162,270	-	162,270
Stock based compensation	1,600,000	1,231,872	1,600,000
Stock based services	80,317	-	80,317
Amortization of deferred financing costs	13,140	7,300	24,820
Adjustment to reconcile net loss to net cash (used in) operating activities

Changes in assets and liabilities:
Decrease from affiliates	168,000	-	-
Decrease in interest receivable	18,480	-	-
Increase in accounts payable	664,211	434,802	1,211,260
Increase in loan payable-related party	-	153,343	313,575
Increase in accrued liabilities	8,284	54,471	812,195
(Decrease) Increase from related parties	(17,722)	-	14,098
Increase in accrued payroll liabilities	375,000	458,000	606,566
Net cash (used in) operating activities	(650,056)	(220,144)	(16,534,015)

	-	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	-	87,000	87,000
Proceeds from issuance of notes	650,100	150,000	825,100
Increase in paid in capital	-	-	15,621,915
Net cash provided by financing activities	650,100	237,000	16,534,015

Net increase (decrease) in cash	44	16,856	-

Cash, bank overdraft beginning of period	(44)	(16,913)	-
Cash, end of period	$-	$(57)	$-

Supplemental schedule of non-cash operating, investing and financing activities:
Reduction of bond payable	$25,000	$-	$25,000
Issuance of common stock - par value	(777,874)	-	(777,874)
Cancellation of preferred stock - par value	5,873	-	5,873
Issuance of stock - additional paid-in capital	(2,067,433)	-	(2,067,433)
Loss on settlement of contract	162,270	-	162,270
Reduction of accrued interest payable	11,373	-	11,373
	$(2,640,791)	$-	$(2,640,791)

See accompanying notes to the consolidated financial statements.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The unaudited consolidated balance sheet as of September 30, 2010 and the unaudited consolidated statements of operations and unaudited consolidated cash flows for the periods presented herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial statements.  Interim results are not necessarily indicative of results to be expected for a full year.  The interim unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Going Concern.  We have incurred losses since inception and have an accumulated deficit of $(22,108,358) at September 30, 2010, which raises substantial doubt about our ability to continue as a going concern. We have funded our operations since inception through the issuance of debt and equity securities and loans from related parties. Should we require additional funds and be unable to acquire such funds, our ability to continue as a going concern will be severely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development

Pursuant to ASC 730 (formerly SFAS No. 2), research and development costs are expensed as incurred.  Research and development costs for the nine months ended September 30, 2010 were $212,673 as compared to $40,408 for the respective period ending September 30, 2009 and $338,106 for the period October 25, 2007 (date of inception) through September 30, 2010.

Earnings Per Common Share

We adopted ASC 260 (formerly FASB No. 128, “Earnings per Share”). The statement established standards for computing and presenting earnings per share (“EPS”). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used to calculate basic and diluted income/(loss) per share for the nine months ended September 30, 2010 and September 30, 2009 was 79,684,956 and 5,216,533 respectively.  The Company’s Common Stock equivalents, such as outstanding options and warrants, have not been included as they are anti-dilutive.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The Company’s financial instruments are carried at fair value. The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements.  As of September 30, 2010, we did not have any long-term debt since all of our outstanding debt is due in less than one year.

Development Stage Activities and Operations

The Company is in its initial stages of formation and recognized its first revenues since formation on October 25, 2007, in the amount of $5,575, during the nine months ended September 30, 2010.

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

Revenue Recognition

The Company reported revenue of $5,575 during the nine months ended September 30, 2010 and no revenue for the nine months ending September 30, 2009.  The Company recognizes revenue when it is earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Long-Lived Assets

 “Accounting for the Impairment or Disposal of Long-Lived Assets”  (formerly SFAS 144) is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. An impairment would be recorded in circumstances where undiscounted cash flows expected to be generated by an asset are less then the carrying value of that asset.

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

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Loss per Common Share

We apply ASC 260, which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares of Common Stock had been issued. For the three and nine months ended September 30, 2010 and 2009, the potential shares of Common Stock to be issued upon exercise or conversion of outstanding stock options, warrants, convertible debenture, and Series B Preferred Stock have not been included in the determination of loss per share because the effect would be anti-dilutive.

Reclassification

Certain items for the nine months ended September 30, 2009 have been reclassified to conform with the nine months ended September 30, 2010 presentation.

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

Note 3 – Related Party Transactions

On January 6, 2009, Mr. Edward Sebastiano, a member of the Company’s board of directors, issued a promissory note in favor of the Company in the principal amount of $168,000 for loans provided to him by Hawk Biometrics of Canada, Inc., the company from which we acquired our existing patent.  The note accrued interest at the rate of 11% per annum.  Monthly payments of interest only in the amount of $1,540 were due on the 15th day of each month beginning January 15, 2009.  The principal amount of the note and all accrued but unpaid interest was due on December 31, 2009, which was extended to December 31, 2010.  The note was secured by an interest in the 8,000,000 shares of the Company’s Common Stock owned by Mr. Sebastiano.  On the advice of counsel that securities regulations prohibited an outstanding loan from the Company to a member of the board of directors, on June 2, 2010, the board voted to foreclose on the collateral securing the note due to Mr. Sebastiano’s inability to repay the note.  As a result, on June 22, 2010, Mr. Sebastiano tendered 1,537,717 shares of Common Stock held by him to the Company for cancellation in exchange for the cancellation of the obligation under the note in the aggregate amount of $193,752, including accrued interest.  As of September 30, 2010 and December 31, 2009, $0 and $18,480, respectively, is reflected in interest receivable as due from Mr. Sebastiano.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Effective January 31, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $100,000 for previous loans provided to us in October 2009 for the payment of expenses.  The note accrued interest at the rate of 10% per annum and was payable at maturity on June 30, 2010.  Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8 – Commitments and Contingencies.

Effective February 1, 2010, we issued a promissory note to Mr. Coriaty in the principal amount of $40,000 for loans provided to us in January 2010 for the payment of expenses.  The note accrued interest at the rate of 10% per annum and was payable at maturity on June 30, 2010.  Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8 - Commitments and Contingencies.

Effective April 28, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $67,600 for loans provided to us during April 2010 for working capital.  The note accrued interest at the rate of 10% per annum and was payable at maturity on September 30, 2010. Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8-Commitments and Contingencies.

Effective May 20, 2010, we issued a promissory note to Mr. Coriaty, in the principal amount of $25,000 for loans provided to us during April 2010 for working capital.  The note accrued interest at the rate of 10% per annum and was payable at maturity on September 30, 2010. Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8-Commitments and Contingencies.

As of September 30, 2010, we owed Mr. Coriaty an additional amount of approximately $114,097, which Mr. Coriaty had previously loaned to the Company for working capital, including the payment of expenses.  The loan is not interest-bearing and payable on demand.

Note 4 - Income Taxes

There is no income tax benefit recorded for the losses for the Nine months ended September 30, 2010 and September 30, 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of the net deferred tax asset.

Note 5 – Debt

The components of debt are summarized as follows.

Long-Term Debt
	September 30,	December 31,
	2010	2009
Convertible debenture	$-	$100,000 *
Discount for beneficial conversion feature and warrant	-	(56,000)
Bond Payable	-	25,000
Notes payable	817,500	150,000
Due to related parties	114,097	345,395
Total	931,597	564,395
Less current portion	(899,777)	(488,575)
	$31,820	$75,820

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
SEPTEMBER 30, 2010
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

We incurred financing costs totaling $35,037 pursuant to the Debenture, including investment banking and professional fees. These deferred financing costs are being amortized over the two year term of the Debenture. After giving effect to the value of the related warrants and the financing costs, the effective rate of interest on the Debenture is 145%.

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

Effective January 31, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $100,000 for previous loans provided to us in October 2009 for the payment of expenses.  The note accrued interest at the rate of 10% per annum and was payable at maturity on June 30, 2010.  Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8 – Commitments and Contingencies.

Effective February 1, 2010, we issued a promissory note to Mr. Coriaty in the principal amount of $40,000 for loans provided to us in January 2010 for the payment of expenses.  The note accrued interest at the rate of 10% per annum and was payable at maturity on June 30, 2010.  Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8 - Commitments and Contingencies.

On April 1, 2010, we issued a promissory note to an individual, Mr. Bryant McFadden, in the amount of $100,000 for a loan provided to us for working capital.   The note accrues interest at the rate of 10% per annum and is payable at maturity on April 1, 2011.

Effective April 28, 2010, we issued a promissory note to Mr. David Coriaty, a member of our board of directors, in the principal amount of $67,600 for loans provided to us during April 2010 for working capital.  The note accrued interest at the rate of 10% per annum and was payable at maturity on September 30, 2010. Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8-Commitments and Contingencies.

Effective May 20, 2010, we issued a promissory note to Mr. Coriaty, in the principal amount of $25,000 for loans provided to us during April 2010 for working capital.  The note accrued interest at the rate of 10% per annum and was payable at maturity on September 30, 2010. Effective July 8, 2010, the board of directors approved the conversion of this note, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  See Note 8-Commitments and Contingencies.

Effective September 3, 2010 we issued a promissory note to Mr. Joseph Infante, in the principal amount of $236,000 for loans provided to us for working capital.  The note accrues interest at the rate of 10% per annum and is payable at maturity on March 3, 2011.  The proceeds were used to pay $211,000 for research and development and $25,000 for travel expenses.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Effective April 6, 2010, the Company agreed to issue a consultant 10,000 shares of Common Stock in consideration for the introduction to a regional bank to discuss the potential for using our ATM technology.  As of September 30, 2010, we had not yet issued the shares.

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

As of September 30, 2010, the only outstanding stock options were those issued to Mr. Diamant for 8,000,000 shares of Common Stock.

Note 7 – Stockholder’s Deficit

We are authorized to issue 100,000,000 shares of Common Stock, $0.01 par value, and 1,500,000 shares of Preferred Stock, $0.01 par value. The Reverse Split of the Company’s Common Stock was effected on April 7, 2010 (“Effective Date”) and every six shares of our Common Stock outstanding immediately prior to the Effective Date was automatically converted into one share of Common Stock, thereby reducing the number of shares of Common Stock outstanding to 6,626,632. In addition, the 587,347 shares of Series B Preferred Stock issued in the Merger and outstanding on the Effective Date automatically converted into 58,734,700 shares of Common Stock.  On April 12, 2010, the Company received a notice of conversion from the Trust indicating its intent to convert the 64,165 shares of Series B Preferred Stock issued to it under the Settlement Agreement into 6,416,500 shares of Common Stock.  The Company subsequently issued the shares of Common Stock to the Trust on April 20, 2010.  As a result, all issued and outstanding shares of Series B Preferred Stock have been returned to authorized but unissued shares of Series B Preferred Stock.  As of September 30, 2010, there were 80,453,950 shares of Common Stock and no Series B Preferred Stock outstanding.

HAWK SYSTEMS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
(Unaudited)

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

Effective July 26, 2010, Mr. Diamant resigned from his positions as Chief Executive Officer and a Director of the Company.

In August 2010, we formally engaged Deweerd Engineering to develop the version 2 modules of our PASS system.

On August 12, 2010, the board of directors appointed Douglas Scott, a member of the Board of Directors, to serve as interim Chief Executive Officer.

 Note 9 – Subsequent Events

In preparing the accompanying consolidated financial statements, in accordance with FASB ASC No. 855, the Company has reviewed events that have occurred after September 30, 2010, through the date of issuance of the financial statements on November 11, 2010.  Subsequent to the end of the period we received a total of eight purchase orders for our product totaling an aggregate purchase price of approximately $2,400,000.  We anticipate shipping product to fill these orders on approximately February 1, 2011.

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

On October 14, 2010  we appointed FIST Enterprises, LLC (Fingerprint Identification Systems Technology) as our exclusive distributor for AUTO PASS.

Subsequent to the end of the period we received a total of eight purchase orders for our product totaling an aggregate purchase price of approximately $2,400,000.  We anticipate shipping product to fill these orders on approximately February 1, 2011.

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

Revenue Recognition - The Company reported revenue of $5,575 during the nine months ended September 30, 2010 and no revenue for the nine months ending September 30, 2009.  The Company recognizes revenue when it is earned, there is a fixed and determinable price for its product and collectability is reasonably assured when title passes.

Earnings Per Common Share - We apply ASC 260, which requires two presentations of earnings (loss) per share-"basic" and "diluted." Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares issued and outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares of Common Stock had been issued. For the three and nine months ended September 30, 2010 and 2009, the potential shares of Common Stock to be issued upon exercise or conversion of outstanding stock options, warrants, convertible debenture, and Series B Preferred Stock have not been included in the determination of loss per share because the effect would be anti-dilutive.

Reclassification - Certain items for the nine months ended September 30, 2009 have been reclassified to conform with the nine months ended September 30, 2010 presentation.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues

We generated revenues of $5,575 for the nine months ended September 30, 2010 as compared to $0 for the comparable period in 2009. These revenues were as a result of our delivery of 28 units in June 2010 on a purchase order for 50 units at a purchase price of $9,975, which we received from a customer in May 2010.  During the nine months ended September 30, 2010, we also continued discussions with a regional bank to conduct a pilot program using our ATM technology as well as met with another larger regional bank to hold a focus group session on the possibility of using our ATM technology in its local branches, but such discussions have not resulted in any formal agreement or arrangement.  Due to our limited resources, we anticipate focusing on generating sales of our automotive product for the remainder of 2010, since our ATM technology still requires significant development.

Officer’s Salary

For the nine months ended September 30, 2010, officer’s salary expense totaled $638,258, as compared to $0 for the nine months ended September 30, 2009. The increase was primarily the result of the salary and stock compensation in the form of options to our former chief executive officer, Mr. Michael Diamant, in connection with his employment agreement.

General and Administrative Expenses

General and administrative expenses are comprised of expenses related to the compliance requirements of a publicly traded company, expenses incurred in the process of identifying and qualifying suitable acquisition targets, and other general and administrative expenses.   For the nine months ended September 30, 2010, our general and administrative expenses totaled $2,653,813, as compared to $2,843,580 for the nine months ended September 30, 2009. The decrease was the primarily the result of less consulting fees accrued during the nine months ended September 30, 2010.

 Research and Development Expenses

Research and development expenses are comprised of the development of both the design and actual components of our fingerprint authentication technology as well as activities that enable us to keep abreast of the dynamic and evolving industry for these products. Research and development expenses totaled $212,673 in the nine months ended September 30, 2010 and $40,408 the nine months ended September 30, 2009.  This increase was primarily due to expenses related to our version 2 and 3 modules during the nine months ended September 30, 2010.

Interest Expense

Interest expense totaled $105,369 for the nine months ended September 30, 2010, as compared to $43,771 for the nine months ended September 30, 2009. We began incurring interest expense upon the issuance of our convertible debenture on April 30, 2009, including interest at the rate of 10% per annum as well as the amortization of the financing costs and the discount related to its beneficial conversion feature and related warrant.  In addition, we issued two unsecured promissory notes on September 16, 2009 in the aggregate principal amount of $150,000, which accrue interest at the rate of 12% per annum.  Effective January 31, 2010 and February 1, 2010, we issued two promissory notes to Mr. David Coriaty, a member of our board of directors, in the principal amounts of $100,000 and $40,000, respectively. The notes accrued interest at the rate of 10% per annum, which is payable at maturity on June 30, 2010.  In addition, effective April 28, 2010, and May 20, 2010, we issued two additional promissory notes to Mr. Coriaty in the principal amounts of $67,600 and $25,000, respectively. These notes accrued interest at the rate of 10% per annum, which is payable at maturity on September 30, 2010.  Effective July 8, 2010, the board of directors approved the conversion of each of the notes described herein held by Mr. Coriarty, along with accrued interest through May 31, 2010 into shares of restricted Common Stock.  Finally, on April 1, 2010, we issued a promissory note in the principal amount of $100,000 to an individual, Mr. Bryant McFadden, which note accrues interest at the rate of 10% per annum and is payable at maturity on April 1, 2011.  As a result of incurring these debt obligations, our interest expense has continued to increase as compared to prior periods.

Net Loss

Our net profit or loss is computed as our total revenues less expenses. For the nine months ended September 30, 2010, net loss increased to $3,759,536 compared to $2,927,759 during the nine months ended September 30, 2009. The net loss during the nine months ended September 30, 2010 is primarily attributed to expenses related to administrative fees and salaries and the loss on the settlement with the Tucker Family Spendthrift Trust (the “Trust”) regarding the bond in the principal amount of $25,000.  The net loss during the nine months ended September 30, 2009 was primarily due to expenses related to the Merger.

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

We have funded our operations primarily through loans from our officers, directors, related parties and certain other third parties. We issued a $100,000 convertible debenture in April 2009 and two promissory notes in September 2009 in the aggregate principal amount of $150,000.  More recently, in September 2010 we issued a $236,000 promissory note.  We have also previously issued promissory notes in the aggregate principal amount of $232,600 to Mr. David Coriaty, a member of our board of directors, for various loans he has provided to us during 2009 and 2010 as well as a promissory note in the principal amount of $100,000 to a third party. We used the proceeds from such loans to pay salaries, accounting, legal, consulting, and investment banking fees. We anticipate seeking to sell additional equity or debt securities or obtain a credit facility in order to finance our anticipated growth. The sale of additional equity or convertible debt securities will likely result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services, and, we will likely not be able to continue any business activities. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

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

Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC due to the limited resources of the Company, as of September 30, 2010 and the lack of centralized and continuity of management. We believe that the appropriate steps will be taken by the Company to reduce this risk on a going-forward basis. We have hired an interim chief executive officer effective August 12, 2010 and we are seeking to hire a permanent chief executive officer and additional personnel to assist with the preparation of financial statements, subject to the availability of adequate funds, and make additional changes in our financial reporting systems and procedures wherever necessary and appropriate to ensure their effectiveness. We will make appropriate disclosures regarding any observations and changes as required in future periods.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about July 13, 2010, Mark Spanakos, a member of the board of directors of the Company, filed suit against the Company, its subsidiary Hawk Biometric, and the following other members of the board of directors, Messrs. David Coriaty, Edward Sebastiano, Antonio DeRisi, as well as the Company’s former chief executive officer, Michael Diamant (collectively, the “Defendants”), in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. 502010CA017971XXXMB.  The complaint alleges breach of fiduciary duty, breach of duty of loyalty, corporate waste, fraud, conspiracy to commit fraud, and violation of Florida RICO.  The complaint is unclear as to the factual basis alleged to underlie the proceeding except for general allegations that the Defendants have engaged in improper conduct, including but not limited to allegations relating to false representations, solicitation of investor funds based on misrepresentation, waste of funds unrelated to business, waste of corporate assets, diverting corporate opportunities and other general allegations.  Mr. Spanakos seeks an unspecified amount of compensatory, actual, general damages and prejudgment interest, treble damages, and injunctive and equitable relief including a permanent and continuing injunction against future violations, a requirement that Messrs. Coriaty, Sebastiano, DeRisi and Diamant divest themselves of any interest in the Company and Hawk Biometric, and imposition of reasonable restrictions upon defendants from their future involvement in investments and related businesses.  On August 18, 2010, counsel for Hawk Biometric filed a motion to dismiss arguing that the complaint was fatally defective on a number of counts, lack of standing, lack of specificity, and failure to state a cause of action, among others.  As of today’s date all named defendants have responded to the complaint and are awaiting the court’s decision on the motion to dismiss.  We believe that Mr. Spanakos’ allegations are without merit and intend to vigorously defend against the lawsuit.

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

There were no other unregistered sales of securities during the quarter ended September 30, 2010 which have not been previously reported on the Company’s current reports on Form 8-K.

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

10.17	Consulting Agreement by and between Hawk Systems, Inc. and A.S. Austin Company dated May 21, 2010.
10.18	Promissory Note, dated April 1, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Bryant McFadden.
10.19	Unsecured Promissory Note, dated May 20, 2010, in the principal amount of $25,000 executed by Hawk Systems, Inc. in favor of David Coriaty.
10.20	Unsecured Promissory Note, dated September 3, 2010 in the principal amount of $236,000, executed by Hawk Systems, Inc. in favor of Joseph Infante.*
31.1
Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Hawk Systems, Inc.

Date: November 12, 2010	By:	/s/ Douglas Scott
Douglas Scott Interim Chief Executive Officer

Date: November 12, 2010	By:	/s/ David Coriaty
David Coriaty Designated Principal Financial Officer

Exhibit Index
Exhibit No.	Description

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

10.17	Consulting Agreement by and between Hawk Systems, Inc. and A.S. Austin Company dated May 21, 2010.*
10.18	Promissory Note, dated April 1, 2010, in the principal amount of $100,000 executed by Hawk Systems, Inc. in favor of Bryant McFadden.*
10.19	Unsecured Promissory Note, dated May 20, 2010, in the principal amount of $25,000 executed by Hawk Systems, Inc. in favor of David Coriaty.*
10.20	Unsecured Promissory Note dated September 3, 2010 in the principal amount of $236,000, executed by Hawk Systems, Inc. in favor of Joseph Infante.*
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